Form 10QSB
period 1999-09-30
SILVER KING RESOURCES INC
filed 1999-11-19
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the Quarterly Period Ended September 30, 1999

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number 0-22808

                       -----------------------------------


                           SILVER KING RESOURCES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                    65-0884085
    ---------------------------------                   -------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)


                              6025 South Eaton Lane
                            Littleton, Colorado 80123
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (303) 798-2980
                           ---------------------------
                           (Issuer's telephone number)

                       -----------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

     Shares of the Registrant's Common Stock, par value $.0001 per share, outstanding as of November 18, 1999: 18,075,000.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                           SILVER KING RESOURCES, INC.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheets
             September 30, 1999 (unaudited) and December 31, 1998........................................  3

          Consolidated Statements of Operations and Comprehensive Loss
             Three and nine months ended September 30, 1999 and 1998 (unaudited), and
             August 23, 1988 (date of inception) through September 30, 1999 (unaudited)..................  4

          Consolidated Statements of Stockholders' Equity (Deficit)
             August 23, 1988 (date of inception) through September 30, 1999 (unaudited)..................  5

          Consolidated Statements of Cash Flows
             Nine months ended September 30, 1999 and 1998 (unaudited), and August 23, 1988
             (date of inception) through September 30, 1999 (unaudited)..................................  6

          Notes to Consolidated Financial Statements.....................................................  7

     Item 2 - Management's Discussion and Analysis or Plan of Operation..................................  9

PART II. OTHER INFORMATION

     Item 1 - Legal proceedings.......................................................................... 15
     Item 2 - Changes in securities and use of proceeds.................................................. 15
     Item 3 - Defaults upon senior securities............................................................ 15
     Item 4 - Submission of matters to a vote of security holders........................................ 15
     Item 5 - Other events............................................................................... 15
     Item 6 - Exhibits and reports on Form 8-K........................................................... 16

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       1999           1998
                                                                   (Unaudited)      (Audited)
                                                                    ---------       ---------
              ASSETS

CURRENT ASSETS
     Cash                                                           $   3,264       $    --
     Loan receivable                                                   40,000            --
     Tax receivable                                                    50,726            --
                                                                    ---------       ---------
                                                                       93,990            --
EQUIPMENT, Net                                                          5,500            --

MINING CONCESSIONS                                                    156,500            --
                                                                    ---------       ---------
TOTAL ASSETS                                                        $ 255,990       $    --
                                                                    =========       =========
              LIABILITIES

CURRENT LIABILITIES
     Cash overdraft                                                 $    --         $  25,000
     Loan payable to related party                                    120,000            --
     Accounts payable                                                  83,754            --
                                                                    ---------       ---------
                                                                      203,754          25,000
MINORITY INTEREST                                                      90,921            --
                                                                    ---------       ---------
TOTAL LIABILITIES                                                     294,675          25,000
                                                                    ---------       ---------
              STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK - $0.001 par value, authorized 50,000,000 shares;
   issued and outstanding 18,075,000 shares at September 30,
   1999 and 1,000,000 at December 31, 1998 and 1997                    18,075           1,000

ADDITIONAL PAID IN CAPITAL                                            580,259           5,834

WARRANTS OUTSTANDING                                                   14,000            --

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                     (659,439)        (31,834)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                  8,420            --
                                                                    ---------       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (38,685)        (25,000)
                                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                        $ 255,990       $    --
                                                                    =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS

                                                                                                         August 23,1988
                                         Three Months Ended                Nine Months Ended               (Inception)
                                            September 30,                    September 30,                   Through
                                      1999             1998             1999             1998           September 30, 1999
                                  ------------     -----------      ------------       ------------     ------------------
                                  (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)         (Unaudited)
COSTS AND EXPENSES
     Exploration costs            $     55,809       $    --        $    385,450       $       --         $    385,450
     Right of first refusal               --              --             131,250               --              131,250
     Administrative expenses             2,925            --              44,743              1,834             51,577
     Consulting expenses                  --              --              23,500               --               28,500
     Financing fees                       --              --              50,000               --               50,000
     Depreciation                          300            --                 500               --                  500
     Legal and accounting               19,813            --              73,855               --               93,855
     Minority interest                 (30,479)           --             (84,611)              --              (84,611)
     Interest expense                     --              --               2,918               --                2,918
                                  ------------       ---------      ------------       ------------       ------------
NET LOSS                               (48,368)           --            (627,605)            (1,834)          (659,439)
FOREIGN CURRENCY
     TRANSLATION                        (1,720)           --               8,420               --                8,420
                                  ------------       ---------      ------------       ------------       ------------
COMPREHENSIVE LOSS                $    (50,088)           --        $   (619,185)      $     (1,834)      $   (651,019)
                                  ============       =========      ============       ============       ============
BASIC AND DILUTED LOSS
PER COMMON SHARE                  $       --         $    --        $      (0.05)      $       --
                                  ============       =========      ============       ============
WEIGHTED AVERAGE
   NUMBER OF SHARES                 18,075,000       1,000,000        13,446,875          1,000,000
                                  ============       =========      ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             AUGUST 23, 1988 (INCEPTION) THROUGH SEPTEMBER 30, 1999


                                                                                          Deficit
                                                                                         Accumulated    Accumulated      Total
                                                                Additional                During the       Other      Stockholders'
                                                     Common       Paid In     Warrants   Development   Comprehensive     Equity
                                                      Stock       Capital   Outstanding     Stage         Income        (Deficit)
                                                     -------     --------   -----------    ---------     ---------    ---------
BALANCE, AUGUST 23, 1988 (INCEPTION)
  THROUGH DECEMBER 31, 1996                          $ 5,000     $   --       $  --      $  (5,000)    $    --      $    --
Net loss for the year ended December 31, 1997           --           --          --           --            --           --
BALANCE AT DECEMBER 31, 1997                           5,000         --          --         (5,000)         --           --
Reincorporation fee paid by stockholders                --          1,834        --           --            --          1,834
Recapitalization upon reincorporation                 (4,995)       4,995        --           --            --           --
Two hundred-for-one stock split                          995         (995)       --           --            --           --
Net loss for the year ended December 31, 1998           --           --          --        (26,834)         --        (26,834)
                                                     -------     --------     -------    ---------     ---------    ---------
BALANCE AT DECEMBER 31, 1998                           1,000        5,834        --        (31,834)         --        (25,000)
Issuance of common stock                              17,025      524,475      14,000         --            --        555,500
Issuance of 50,000 shares of common stock
  as financing fee                                        50       49,950        --           --            --         50,000
Foreign currency translation                            --           --          --           --           8,420        8,420
Net loss for the nine months ended
  September 30, 1999                                    --           --          --       (627,605)         --       (627,605)
                                                     -------     --------     -------    ---------     ---------    ---------
BALANCE AT SEPTEMBER 30, 1999 (UNAUDITED)            $18,075     $580,259     $14,000    $(659,439)    $   8,420    $ (38,685)
                                                     =======     ========     =======    =========     =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       August 23, 1988
                                                            Nine Months Ended            (Inception)
                                                               September 30,               Through
                                                          1999            1998       September 30, 1999
                                                        ---------       ----------   ------------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $(627,605)      $(1,834)        $(659,439)
     Adjustments to reconcile net loss to net cash
        used in operating activities
        Issuance of common stock as financing fee          50,000          --              50,000
        Reincorporation fee paid by stockholder              --           1,834             1,834
        Depreciation                                          500          --                 500
     Changes in net assets and liabilities, net of
             effects from acquisition
        Increase in
            Tax receivable                                 (6,781)         --              (6,781)
            Accounts payable                               76,804          --              76,804
                                                        ---------       -------         ---------
     Net cash used in operating activities               (507,082)         --            (537,082)
                                                        ---------       -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Mining concessions                                   (36,500)         --             (36,500)
     Cost of acquisition                                 (166,547)         --            (166,547)
                                                        ---------       -------         ---------
     Net cash used in investing activities               (203,047)         --            (203,047)
                                                        ---------       -------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Minority interest                                    (21,110)         --             (21,110)
     Loan receivable                                      (40,000)         --             (40,000)
     Repayment of stockholder loans                       114,084          --             114,084
     Proceeds from loan payable                           120,000          --             120,000
     Proceeds from issuance of common stock               555,500          --             560,500
     Cash overdraft                                       (25,000)         --                --
                                                        ---------       -------         ---------
     Net cash provided by financing activities            703,474          --             733,474
                                                        ---------       -------         ---------
EFFECT OF EXCHANGE RATE ON CASH                             9,919          --               9,919
                                                        ---------       -------         ---------
NET INCREASE IN CASH                                        3,264          --               3,264
CASH - BEGINNING OF PERIOD                                   --            --                --
                                                        ---------       -------         ---------
CASH - END OF PERIOD                                    $   3,264       $  --           $   3,264
                                                        =========       =======         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
CASH PAID DURING THE PERIOD FOR:
     Interest                                           $   2,918       $  --           $   2,918
                                                        =========       =======         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Issuance of common stock as financing fee          $  50,000       $  --           $  50,000
                                                        =========       =======         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 1 - INTERIM PERIODS

The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company=s management, reflects normal recurring adjustments necessary for a fair presentation of the information for the period presented.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company=s Form 10-SB for the year ended December 31, 1998.

The results of operations for the three month and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of operating results for the full year.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Silver King Resources, Inc. (the ACompany@) and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated.

NOTE 3 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, AReporting Comprehensive Income@, beginning January 1, 1999. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss), representing foreign currency translation adjustments for the nine months ended September 30, 1999 and 1998 was $8,420 and $-0-.

NOTE 4 - ACQUISITION

The Company entered into an agreement on March 19, 1999 to purchase a 60% interest for $393,750 in a Mexican company which has received the rights to purchase exclusive royalty-free exploration and/or exploitation concessions covering properties in Mexico that may be silver producing.

The consideration of $397,750 was payable as follows:

     o    $25,000 on date of agreement

     o    $150,000 within seven business days of the date of agreement

     o    $218,750 within 20 business days of the date of agreement

Closing shall occur within ten calendar days of the later to occur of (I) 20 business days after the date of the agreement and (ii) issuance of the regulatory approvals from the Vancouver Stock Exchange (VSE). Approval was obtained from the VSE on May 10, 1999 and closing occurred on May 20, 1999.

After the capital contribution by the Company, the total capital of the Mexican company aggregated $775,000.

As part of this agreement, the Company is obligated for future geological consulting fees not to exceed $100,000 commencing August 31, 1999.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 4 - ACQUISITION (Continued)

The purchase of the 60% interest in the Mexican company will be accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of net tangible assets acquired amounting to $227,203 was charged to operations as costs toward exploration.

Effective May 1, 1999, the financial position and results of operation of the Mexican company have been reported under the consolidation method. All significant intercompany transactions have been eliminated in consolidation.

NOTE 5 - LOAN PAYABLE TO RELATED PARTY

In September 1999, the Company borrowed $120,000 on a short-term basis from a shareholder.

NOTE 6 - CAPITAL STOCK

Common Stock
In May 1998, the State of Florida approved the Company=s restated Articles of Incorporation, which increased its capitalization from 7,500 common shares authorized to 50,000,000 common shares. The par value changed from $1.00 per share to $0.001 per share.

Upon recapitalization, the Company forward split its common stock on a two hundred for one basis. This stock split increased the number of outstanding common stock shares from 5,000 shares to 1,000,000 shares.

In January 1999, the Company sold 14,500,000 shares of its common stock under a subscription agreement at a price of $0.001 per share.

In January 1999, the Company also sold 2,000,000 shares of its common stock under a subscription agreement at a price of $0.008.

In April 1999, the Company sold 525,000 shares of its common stock under a subscription agreement at a price of $1.00 per share.

All references to number of shares and per share amounts on the balance sheet have been adjusted to give retroactive effect to the recapitalization and stock splits.

Warrants
From time to time, the Board of Directors of the Company may issue warrants to purchase its common stock to parties other than employees and directors. Warrants may be issued as an incentive to help the Company achieve its goals, or in consideration for cash or services rendered to the Company, or a combination of the above.

In January 1999, as part of the subscription for 2,000,000 shares of common stock, the Company issued warrants to purchase 2,000,000 shares of its common stock at a price of $4.00 per share. The warrants were valued at $0.007 per warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    PRIVATE SECURITIES LITIGATION REFORM ACT

     The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail in the Company's Registration Statement on Form 10-SB/A-3 under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

OVERVIEW

     The Company is a exploration stage mining exploration and development holding company with certain rights to acquire mining concessions at properties located in southern Mexico through its Mexican subsidiary, International Capri Resources S.A. de C.V. ("ICRM"). As none of these properties are in production, the Company has no current operating income or cash flow.

     The Company is the surviving entity of a merger that occurred on June 24, 1999 pursuant to which Silver King Resources, Inc., formerly known as Arngre, Inc., a Florida corporation ("Arngre"), merged with and into Silver King Resources (Delaware), Inc., a newly-formed Delaware corporation. Silver King (Delaware), Inc., the surviving corporation of the merger, was formed for the purpose of the merger and had no prior operating history. Immediately after the completion of the merger, Silver King (Delaware), Inc. changed its name to "Silver King Resources, Inc."

     Prior to the merger, Arngre was an inactive company whose shares were listed for quotation on the OTC Bulletin Board. Since the former stockholders of Arngre acquired a controlling interest in Silver King (Delaware), Inc. in the merger, the merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Arngre is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Arngre, rather than an acquisition by Silver King (Delaware), Inc. Prior to the fourth quarter of 1998, the Company was inactive and had no prior operating history.

     The Company formed a joint venture in May 1999 with ICRM, International Capri Resources Ltd., a British Columbian company ("ICR"), and Zacualpan Minerals, LLC, a

Colorado limited liability company ("Zacualpan LLC"), to acquire, explore and, if warranted, develop six mining concessions in Mexico with prospective silver mineralization called the Zacualpan Project. Each participant in the joint venture is required to fund exploration, development and operating expenses for the Zacualpan Project by contributing capital to ICRM in proportion to its respective ownership interest. The Company's 60% equity interest in ICRM may be adjusted upward or downward depending on each participant's compliance with the capital contributions required in the future.

     The Company completed an induced polarization survey at the Zacualpan Project in April 1999. An induced polarization survey is an indirect method to ascertain the presence of silver mineralization. The geophysicist that performed the survey recommended a drilling program to verify the survey's promising indications of silver mineralization at the Zacualpan Project. The Company has been undertaking a drilling program at the project since the second quarter of 1999. Management expects that ICRM will expend $1,000,000 for the drilling program through September 2000. If the results of a second phase of the drill program are favorable, ICRM will commission a preliminary feasibility study to be completed by approximately the end of the year 2000. Although management does not expect ICRM to hire employees during the next twelve months, ICRM may hire temporary, part-time employees to assist with the exploration drilling process if necessary. If ICRM decides to commission a feasibility study, it would hire an independent engineering firm to perform the study. The costs of two part-time employees and the feasibility study are included in the $1,000,000 allotted for the drilling program through September 2000. Based on these expectations, management's plan of operation for the next twelve months is to fund $600,000 of the $1,000,000 needed for ICRM's drilling program. To date, the Company has funded approximately $140,000 of the $600,000. In addition, the Company expects to expend over the next twelve months the aggregate amount of approximately $348,000 to $448,000 for the following reasons:

--------------------------------------------------------------------------------
Amount         Reason
--------------------------------------------------------------------------------
$ 48,100       Remaining payments due under ICRM's mining concession option purchase agreements for the Zacualpan Project
--------------------------------------------------------------------------------
$ 40,000       Payments for government mining duties, proof of works and taxes for ICRM's mining concessions at the Zacualpan Project
--------------------------------------------------------------------------------
$ 40,000       Legal, administrative and accounting expenses for ICRM
--------------------------------------------------------------------------------
$100,000       Legal, administrative and accounting expenses for Silver King
               Resources, Inc.
--------------------------------------------------------------------------------
$100,000       $100,000 of consulting fees that may be payable to geological consultants if retaining them for the Zacualpan Project is warranted
--------------------------------------------------------------------------------
$120,000       Loan payable from the Company to FAC Enterprises, Inc.
--------------------------------------------------------------------------------

     The Company will require further financing in order to pursue its longer-term strategy to explore the Zacualpan Project through the planned drilling program and acquire and explore additional mineralization properties. Although the Company has raised $555,500 in private placements of its securities during 1999, it intends to contribute a substantial portion of the net proceeds of the private placements to ICRM so that it may complete the acquisition of certain mineral rights and continue with the drilling program at the Zacualpan Project. The net proceeds, however, will not be sufficient to fully finance the exploration and drilling program currently in process at the Zacualpan Project. Accordingly, the Company intends to seek this financing through a combination of traditional debt financing and the placement of debt and equity securities. The Company also hopes to finance some portion of its future property acquisitions by using shares of its common stock for all or a substantial portion of the consideration to be paid, although this may be difficult since no liquid trading market for the Company's common stock exists. In the event that the common stock does not attain or maintain a sufficient market, or potential property sellers are otherwise unwilling to accept common stock as part of the consideration for the sale of their properties, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition strategy. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings.

     The Company is considered a exploration stage enterprise for accounting purposes. As an exploration stage company, it must expend significant amounts of money before it can make a profit, if ever. Silver exploration is highly speculative and risky. There can be no assurance that the Company's mineral exploration activities will be successful or profitable. Once mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change. Furthermore, the Company has not yet acquired the mining concessions it is exploring in Mexico, has a substantial accumulated deficit since inception and believes operating losses will continue for the foreseeable future.

     As of September 30, 1999, the Company had only nominal cash. At the parent level, the Company has only nominal expenses to preserve its corporate existence, but incurs expenses for legal and accounting services to comply with securities disclosure regulations. Substantially all expenses associated with the exploration and development of the Zacualpan Project are funded through the ICRM Joint Venture Agreement. The Company is responsible for 60% of the required financing upon a capital call by ICRM. The Company does not currently have sufficient cash necessary to pay its current expenses or fund capital calls. In the past, the Company has met these obligations through short-term loans from the business associates of management and principal stockholders, or from private placement proceeds. Due to the Company's lack of revenues, its independent auditors included an explanatory paragraph in their report for the year ended December 31, 1998 as to the substantial doubt about the Company's ability to continue as a going concern. As the Company has now cleared all comments from the Securities and Exchange Commission to its Registration Statement on Form 10-SB, the existence of a trading market for the Company's Common Stock may facilitate a private placement by which the Company would obtain operating funds for the next twelve months. However, the Company has no commitments for any such financings. Furthermore, given the financial condition of the Company, any financing would likely be severely dilutive to its existing stockholders. If the Company is unable to secure financing in the very near term, it may be forced to liquidate its interest in ICRM. The Company's long-term viability and growth will depend upon its ability to obtain adequate financing and the successful acquisition and development of mining concessions, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1999 As Compared to September 30, 1998

     REVENUES; LOSSES. The Company does not yet produce silver or any other mineral products and has no revenues from product sales. For the three months and nine months ended September 30, 1999, the Company incurred a net loss of $48,368 and $627,605, respectively, as pre-operating costs increased. From August 23, 1988, its date of incorporation, through September 30, 1999, the Company has incurred a total net loss of $659,439.

     ADMINISTRATIVE. Administrative expenses were $2,925 for the three months ended September 30, 1999, compared to no administrative expenses for the three months ended September 30, 1998. The Company incurred administrative expenses of $44,743 for the nine months ended September 30, 1999, compared to administrative expenses of $1,834 for the nine months ended September 30, 1998. The increase in administrative expenses is the result of office and travel expenses.

     CONSULTING. The Company did not incur any expenses for consulting fees during the three months ended September 30, 1999 and September 30, 1998. Consulting expenses were $23,500 for the nine months ended September 30, 1999, compared to no consulting fees for the nine months ended September 30, 1998. The increased consulting fees were due to retaining an administrative consultant.

     LEGAL AND ACCOUNTING. Legal and accounting fees were $19,813 for the three months ended September 30, 1999, compared to no legal or accounting fees for the three months ended September 30, 1998. This increase was due to costs associated with the private placement offerings of the Company's securities and the preparation of securities filings in compliance with securities disclosure regulations. For the nine months ended September 30, 1999, the Company incurred legal and accounting expenses of $73,855, compared to no legal and accounting expenses for the nine months ended September 30, 1998. This increase was due to costs associated with the negotiation and preparation of the Joint Venture Agreement for ICRM and a Right of First Refusal Agreement with Mark Isaacs, as well as costs associated with the private placement offerings of the Company's securities and the preparation of securities filings in compliance with securities disclosure regulations.

     INTEREST EXPENSES. The Company did not incur any interest expenses for the three months ended September 30, 1999 and 1998. Interest expenses for the nine months ended September 30, 1999 were $2,918, the first time the Company has incurred an interest expense. The interest expense was due to a $100,000 loan taken by the Company in April 1999 at an annual interest rate of 12%, and other loans repaid in April 1999.

     RIGHT OF FIRST REFUSAL. The Company incurred a $131,250 expense for the nine months ended September 30, 1999 for a subscription payment made on behalf of Zacualpan LLC for Zacualpan LLC's 20% interest in ICRM, in consideration for which Mark Isaacs, a principal member of Zacualpan LLC, granted the Company certain rights of first refusal to participate in future mining and natural resource opportunities identified by Mr. Isaacs. The Company had not previously incurred a similar type of expense.

     EXPLORATION COSTS. Exploration expenses for the three months ended September 30, 1999 were $55,809, the first time the Company incurred an exploration expense. Exploration expenses for the nine months ended September 30, 1999 were $385,450. The exploration expense was due to costs for the induced polarization survey and drilling program at the Zacualpan Project. The exploration expense also includes $227,203, the excess of the $397,750 purchase price for the Company's equity interest in ICRM over the fair value of net tangible assets, which was charged to operations as costs toward exploration.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had cash and cash equivalents of $3,264. The Company had no cash or cash equivalents as of December 31, 1998. The increase in the nine months ended September 30, 1999 relative to prior periods was due to the receipt of net proceeds from private placements of securities.

     The Company received an aggregate of $555,500 in net proceeds from private placements completed in January and April of 1999. In January 1999, The Company issued (i) 14,500,000 shares of its common stock at a price of $.001 per share and received $14,500 in net proceeds, and (ii) 2,000,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, at a price of $.008 per unit and received $16,000 in net proceeds. In April 1999, the Company issued 525,000 shares of its common stock at a price of $1.00 per share and received $525,000 in net proceeds.

     The net cash used in operating activities increased from $0 for the nine months ended September 30, 1998 to $507,082 for the nine months ended September 30, 1999. The increase in the net cash used in operating activities was due to the fact that the Company had no operations prior to 1998, and the costs incurred in the first nine months of 1999 for funding the pre-operating costs.

     The net cash provided by financing activities was $703,474 for the nine months ended September 30, 1999, compared with no net cash from financing activities for the nine months ended September 30, 1998. This net cash was due principally to the private placements of $555,500 completed in January and April of 1999, as well as proceeds from loans. These funds will be used to (i) pay the purchase price for the five mining concessions for which ICRM entered into option contracts, (ii) fund the induced polarization survey, drilling program and further exploration at the Zacualpan Project and (iii) fund approximately $75,000 in legal, accounting and consulting fees associated with the formation of the ICRM joint venture. To date, $156,500 of the total purchase price of $211,600 for the five mining concessions has been paid. The remaining amount to be paid, $55,100, is due by March 2000. The Company is subject to a series of obligations with respect to ICRM's acquisition of mining concessions at the Zacualpan Project. If these commitments are not satisfied, ICRM could forfeit its right to acquire the concessions or, once they are acquired, the title to them. These obligations consist of making installment payments owed but not yet payable to acquire the concessions under the option agreements, paying government mining duties and transfer taxes and filing proof of works. In addition, the Company has agreed to fund $100,000 of consulting fees that may be payable to geological consultants if retaining them for the Zacualpan Project is warranted.

     The net cash used in investing activities increased from $0 for the nine months ended September 30, 1998 to $203,047 for the nine months ended September 30, 1999. Of the $203,047, $36,500 was paid by the Company toward the purchase price of mining concessions and $166,547 was used to acquire the Company's equity interest in ICRM.

     The Company does not currently have a line of credit with any financial institutions. The Company currently owes $120,000 on a short-term loan from FAC Enterprises, Inc., a principal stockholder.

     The Company has a working capital deficit and is not generating revenues. The Company needs to raise additional funds in the next twelve months in order to continue its operations. This may be accomplished through traditional debt financing and the placement of debt and equity securities.

YEAR 2000

     The Company is currently working to minimize the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Since the Company only recently commenced business as a mineral resource holding company, its computer systems and reliance on third parties' computer systems are limited. The Company does not have a computer network, and currently uses only two personal computers in its business. The Company has requested the vendors of its personal computers and software applications to confirm that they are Year 2000 compliant. To date, no material problems have been identified. Any such software that management determines not to be Year 2000 compliant will be exchanged for Year 2000 compliant software as soon as practicable after such determination. The costs of addressing potential problems have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. If necessary, management could replace computers and software for less than $10,000. The Company also maintains back-up copies of business records in paper format.

     The Company currently has no suppliers or customers but does rely on information and data provided by professional geologists and engineers to analyze the prospects of mineralization at the Zacualpan Project. If the software and equipment of those professionals and those on whom such professionals rely to gather and evaluate this data are not Year 2000 functional, it could impair the Company's ability to properly assess the economic viability of the Zacualpan Project. The Company is in the process of soliciting confirmation from these professionals that their computer systems are Year 2000 compliant. The professionals currently working on the drilling program have informed the Company, however, that the data collection and evaluation does not significantly rely on computer processes. Moreover, the geologists and engineers maintain original paper records of the data collected. Management expects to have substantially all of the systems application changes, if any are necessary, to be completed within the next two months and believes that its level of preparedness is appropriate.

     The Company believes that the most reasonably likely worst case scenario resulting from the century change could be the transmission by independent geological professionals to it of incorrect data regarding the Zacualpan Project. If the Company were to expend funds on exploring and developing areas incorrectly identified by professional data as likely to contain mineralization, it is probable that the Company would not locate any significant mineralization and consequently incur losses. Such an incorrect assessment of any future exploration and development plans of mining project could have a material adverse effect on the Company's business, financial condition and results of operations. In order to mitigate against incorrect assessments, the Company has instructed the geological professionals it has retained to maintain and provide the Company with backup paper copies of all data related to the Zacualpan Project.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Events

     OTC Bulletin Board

     On October 1, 1999, trading of the Company's Common Stock on the OTC Bulletin Board was suspended for failure to maintain compliance with applicable listing standards. The Securities and Exchange Commission notified the Company that, effective November 18, 1999, the Company cleared all comments to its Registration Statement on Form 10-SB.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit No.         Exhibit
         -----------         -------

             27              Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 18, 1999                    Silver King Resources, Inc.


                                            /s/ Alan Stier
                                                ---------------------
                                                Alan Stier, President

Exhibit No.             Exhibit
-----------             -------

    27                  Financial Data Schedule