Form 10KSB
period 1999-12-31
SILVER KING RESOURCES INC
filed 2000-04-14
CIK 1090051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [ X ] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 1998

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from ________________ __, ____
                         to ___________________ __, ____

                         Commission File Number: 0-26651

                           SILVER KING RESOURCES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                   65-0884085
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                              6025 South Eaton Lane
                            Littleton, Colorado 80123
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number: (303) 798-2980

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                     Name of Exchange on which Registered
  -------------------                     ------------------------------------

          N/A                                             N/A

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No ___ (2) Yes X No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the year ended December 31, 1999:  $0.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 10, 2000, was approximately $21,075,000 based upon the closing sale price of the Registrant's Common Stock on the OTC Bulletin Board of $1.00 per share of Common Stock on February 8, 2000, the date of the last sale of Common Stock. See Footnote (1) below.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the Registrant's sole class of Common Stock as of April 10, 2000 was 43,075,000 shares.

         Transitional Small Business Disclosure Format (check one)

         Yes  ____  No  X
                       --

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

-------------------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         When used in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers, the words "expect", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others, the risk factors described under Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
------   -----------------------

Possible Change of Business

         Silver King Resources, Inc., a Delaware corporation ("Silver King" or the "Company"), is presently an exploration stage mineral resource holding company. From inception through 1998, the Company was inactive, having been formed to identify private business opportunities that would capitalize on the Company's status as a public corporation. Commencing in early 1999, the Company began operations as an exploration-stage mineral resource holding company operating through its Mexican subsidiary, International Capri Resources, S.A. de C.V., a joint venture in which the Company owns a 60% interest ("ICRM"). During 1999, ICRM conducted initial stage exploration of silver-producing properties in Mexico (the "Zacualpan Project"). Since recent geologic results at the Zacualpan Project indicated concentration of potential mineral deposits less than the amounts expected by management, the Company has elected to temporarily suspend any further exploration activities and explore other business opportunities. Toward that end, on March 21, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with eNexi Inc., a development stage company that provides Internet-related services ("eNexi"). Pursuant to the terms of the Merger Agreement, Silver King Acquisition, Inc., a newly formed Delaware corporation and wholly owned subsidiary of the Company ("Sub"), intends to merge (the "Merger") with and into eNexi. As the surviving entity of the Merger, eNexi will be a wholly owned subsidiary of the Company. Upon completion of the Merger, the Company will discontinue all mining operations in full and divest its interest in ICRM through a sale or liquidation event.

         Pursuant to the terms of the Merger Agreement, the Company will acquire 100% of the outstanding capital stock of eNexi for a purchase price consisting of 6,000,000 newly-issued shares of the Company's Series A Convertible Preferred Stock, par value $.0001 per share ("Series A Shares"), which are presently convertible into 150,000,000 shares of the Company's common stock, par value $.0001 per share ("Common Stock"), or approximately 61% of the outstanding shares of Common Stock. In addition, as part of the Merger, the Company has agreed to assume existing eNexi warrants which, following the Merger will permit the issuance of 25,000,000 shares of Common Stock at an exercise price of $.10 per warrant (the "Assumed Warrants"). Subject to the right of the parties to extend the closing date to June 15, 2000, the Merger is scheduled to close (the "Merger Closing") on the earlier of May 15, 2000, or once certain conditions to the Merger are satisfied or waived. The principal conditions to the Merger Closing are: (i) the completion of a due diligence review by each of the parties to the Merger; and (ii) the completion by the Company of a private placement offering (the "Offering") for a minimum of 2,000,000 newly-issued shares of the Company's Series B Convertible Preferred Stock, par value $.0001 per share ("Series B Shares"), which are convertible into an aggregate 50,000,000 shares of Common Stock. The Company expects to offer the Series B Shares at a price of $2.50 per share to accredited investors to raise gross proceeds of $5,000,000. The proceeds of the Offering would be used to fund operations of eNexi following the Merger.

         Under the terms of the Offering, the Company will conduct a closing for purchases of Series B Shares (the "Offering Closing") simultaneous with the Merger Closing. Neither the Offering

Closing or the Merger Closing can occur unless and until the Company receives minimum aggregate subscriptions of $5,000,000 for the Series B Shares during the offering period, which will expire on May 15, 2000 unless the parties to the Merger Agreement elect to extend such date to June 15, 2000. Accordingly, there can be no assurances that the Merger will occur. In the event that the Merger Closing occurs, the Company will continue the operations of eNexi and proceed with the divestiture of its interest in ICRM. See "Description of eNexi Business." In the event that the Merger Closing does not occur, the Company may likely phase out of its mining activities and investigate other possible business opportunities to capitalize on its status as a public corporation.

eNexi

         eNexi was incorporated in Delaware in May 1999. It is a development stage Internet service provider (ISP) and intermediary for online advertising and marketing. Through its VirtuallyFreeInternet.com division, eNexi provides analog Internet access to its subscribers for a monthly fee. Subscribers to VirtuallyFreeInternet.com can earn cash compensation for referrals to the Internet access service. eNexi also provides free email accounts through its Web-based email system, www.dollars4mail.com. In order to become a subscriber to the system, each applicant must provide detailed information about his or her demographics and interest. eNexi expects to make this data available to online advertisers in the future to enable them to target specific groups within the dollars4mail subscriber base depending on demographics, interests or both. The advertisers pay eNexi based on the number of times the advertisements appear on the users' screens or the number of times the users click on the advertisements to view an advertiser's web site. In turn, eNexi shares its advertising revenue with its dollars4mail subscribers, who receive cash compensation for referrals to the dollars4mail system and for visits they and their referrals make to the websites of advertisers on the system. VirtuallyFreeInternet.com and dollars4mail.com are supported by eNexi's patent-pending proprietary software that permits fully automated online sign-up, authentication of subscribers, automated credit card billing and processing of multi-tiered referral compensation.

         Following the Merger Closing, if it occurs, eNexi will continue operations as a wholly owned subsidiary of the Company. Its strategic objective is to build on its ISP and Web-based email subscriber base and established server, router and network infrastructure in order to become a leading Internet intermediary connecting businesses and consumers online primarily through its advertising systems.

Description of eNexi Business

Internet Service Provider

         eNexi is a development stage business which provides analog Internet access through its VirtuallyFreeInternet.com division, and acts as an Internet-based intermediary for businesses to reach target audiences by means of online advertising through its dollars4mail.com email system. Through VirtuallyFreeInternet.com, eNexi delivers co-branded and private-branded Internet access in 49 states for a monthly fee, which is currently $15. Although there are currently only 5,000 subscribers to VirtuallyFreeInternet, eNexi hopes to increase its subscriber bases by paying cash rewards for referrals to VirtuallyFreeInternet's Internet access services. eNexi also co-brands VirtuallyFreeInternet with existing online communities to increase its subscriber base. Under a co-branding arrangement, eNexi and its partnering online community link their websites together so that a visitor to one will be more likely to visit the other. To accomplish this, the partnering online community places a link on its portal to VirtuallyFreeInternet's site, uploads a VirtuallyFreeInternet graphic to its website, or delivers email newsletters to its members with links to VirtuallyFreeInternet. In exchange, eNexi places a link on its portal to the co-branding partner's site or pays its partner cash compensation for subscriber to VirtuallyFreeInternet who reached the site through the partner's link. To facilitate VirtuallyFreeInternet and other applications, eNexi has developed patent-pending software with the capability to allow automated customer sign-up, authenticate the identification of subscribers, referral compensation calculation and management and automated periodic credit card billing.

Advertiser Support

         eNexi also utilizes its proprietary software system to operate www.dollars4mail.com, an online community that offers its subscribers free email accounts and cash payments for surfing the Internet, viewing online advertisements and purchasing products and services from online advertisers. This system is used as a vehicle to offer advertisers a method of presenting ads to potential customers in the context of eNexi sharing the resultant ad revenues with its dollars4mail.com subscribers. eNexi is paid on a per-click basis and sometimes on a cost-per-thousand (CPM) basis for all such advertising viewed by its subscribers. This system commenced operations in mid March 2000 and now has over 45,000 subscribers.

         As eNexi's subscriber base grows, the dollars4mail program will become more valuable to advertisers. When subscribing to the program, a user must voluntarily complete a detailed information form about interests and socio-economic status. This information allows eNexi's advertisers to target specific audiences for better response rates. eNexi's patent-pending proprietary software is compatible with the program, including the multi-tiered compensation aspect for each dollars4mail.com subscriber.

Private Branding of the Company's Proprietary Software

         There exists an increasing number of online communities that offer their members cash payments or redeemable points for engaging in a variety of activities. For example, there are "get paid to surf" communities and those that pay members to send emails and jokes online. All of these communities rely on advertising to generate sufficient revenues to cover their costs and payments to their members.

         Another set of communities provides members with cash compensation for purchases made through a specialized portal, a Web "supersite" that provides a variety of services including Web searching, news, free e-mail, discussion groups, online shopping and links to other sites. Although the term "portal" originally referred to general purpose sites such as CompuServe and America Online, it is increasingly being used to refer to vertical market sites that offer the same services, but only to a particular industry such as banking, insurance or computers. The online communities enter into agreements with the portals so that when the communities' members navigate through the portal to make purchases, the member receives a cash fee while the community receives a referral fee. The community may also receive a fee when a non-member navigates through the community to the portal to make purchases.

         Many of these online communities utilize a tiered compensation structure where the community and its members receive bonuses based on the their own activities, as well as the activities of their members and referrals. eNexi has developed proprietary software for implementing such tiered compensation systems.

                                  RISK FACTORS

         The following risk factors with respect to Silver King and its operations may affect its strategy and business plan:

         1. Silver King has suspended its exploration activity but has not consummated the Merger with eNexi. Silver King has decided to suspend activity at the Zacualpan Project pending the Merger with eNexi. There can be no assurances that the Merger will be consummated, or that, if it is consummated, that the Company will operate successfully. Moreover, due to the absence of an established operating history, there is material uncertainty concerning the ability of eNexi to operate successfully following the Merger, and there is no basis upon which to presently evaluate eNexi's potential performance. In the event that the Merger is not consummated, management will attempt to identify other business opportunities at its discretion.

         2. Silver King may not be able to continue as a going concern if it does not generate revenues. Silver King's auditors have raised the issue that Silver King may not be able to continue as a going concern as a result of a lack of revenues. At December 31, 1999, Silver King had a working capital deficit of $178,204 and an accumulated deficit of $790,538. Since a condition precedent to the Merger Closing is that Silver King raise at least $5,000,000 in a private offering of its preferred stock, in the event that the Merger is consummated, Silver King will have working capital for the eNexi business, although there can be no assurances that the funds raised will be sufficient to operate eNexi beyond the short term.

         3. Due to the limited market for Silver King's common stock and possible volatility of stock prices, an investment in Silver King may be risky and illiquid. The public trading market for shares of Silver King's common stock on the OTC Bulletin Board is extremely limited. There is a minimal supply of Silver King's shares eligible for public resale. There can be no assurances that a regular trading market for the Silver King's common stock will develop, and if it develops, whether it can be sustained. By its very nature, trading on the OTC Bulletin Board provides only limited market liquidity. As a result of the limited market, stockholders may have difficulty in effecting sales of their shares and/or obtaining a satisfactory price for such shares. As of April 10, 2000, Silver King has outstanding 43,075,000 shares of common stock of which approximately 200,000 are eligible for public trading. Until its trading market develops, if at all, the market price for Silver King's common stock is likely to be volatile, and factors such as success or lack thereof in acquiring suitable strategic targets, including eNexi, and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capitalization companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of Silver King's common stock.

         4. Possible limitations upon trading activities and restrictions imposed upon broker-dealers effecting transactions in penny stocks may depress the market for Silver King's securities. The SEC has adopted regulations imposing limitations upon the manner in which certain low priced securities (referred to as a "penny stock") are publicly traded. Under these regulations, a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on the Nasdaq National Market System or SmallCap Market and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Also, under these regulations, certain broker/dealers who recommend such securities to persons other than established customers and certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

         Silver King's common stock presently constitutes a "penny stock." Accordingly, trading activities for Silver King's common stock will be made more difficult for broker-dealers than in the case of securities not defined as "penny stocks." This may have the result of depressing the market for Silver King's securities and an investor may find it difficult to dispose of such securities.

         5. Silver King will likely issue a substantial number of additional shares, which would dilute its common stock. Silver King is presently authorized to issue 50,000,000 shares of common stock of which 43,075,000 are outstanding as of April 10, 2000. In the event that the Merger and Offering are consummated, there will be approximately 268,075,000 shares of Common Stock outstanding, after giving effect to the recapitalization of the Company's common stock and the exercise of the Assumed Warrants. In addition, Silver King may issue additional shares of Silver King's common stock as part of the purchase price consideration to acquire other businesses or operations. This would have the effect of increasing the number of shares of common stock outstanding. In addition, in order to continue operations, Silver King is likely to require additional financing, which may entail the issuance of additional shares of common stock or common stock equivalents, which would have the further effect of increasing the number of shares outstanding. In connection with other business matters, Silver King will likely undertake the issuance of more shares of common stock. This may be done in order to, among others, facilitate a business combination, acquire assets or stock of another business, compensate employees or consultants or for other valid business reasons in the discretion of Silver King's Board of Directors. Under Delaware law, Silver King can issue additional shares without notice to, or approval of, existing stockholders. In addition, during January 1999, in conjunction with private placements of its securities, Silver King granted warrants to purchase an aggregate of 2,000,000 shares of common stock.

         6. Silver King is controlled by a small number of stockholders who have the ability to control important corporate decisions without the input of minority stockholders. On the date of this registration statement, Silver King's principal stockholders own approximately 64% of the common stock of Silver King. Consequently, by virtue of Delaware law, these stockholders will be in a position to elect all of Silver King's directors and control the outcome of other corporate matters without the approval of Silver King's other stockholders. In addition, applicable statutory provisions and the ability of the Board of Directors to issue one or more series of preferred stock without stockholder approval could deter or delay unsolicited changes in control of Silver King by discouraging open market purchases of Silver King's stock or a non-negotiated tender or exchange offer for such stock, which may be disadvantageous to a majority of Silver King's stockholders who may otherwise desire to participate in such a transaction and receive a premium for their shares.

         7. Silver King's indemnification of its officers and directors for certain liabilities may result in significant expenditures. The Bylaws of Silver King provide that Silver King may indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Delaware General Corporation Law. Further, Silver King may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by Silver King and prevent any recovery from such directors, officers, agents and employees for losses incurred by Silver King as a result of their actions. Further, Silver King has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

         8. Since shares of Silver King's common stock have no preemptive rights or cumulative voting rights, stockholders are not protected against dilution and may not obtain board representation. There are no preemptive rights in connection with Silver King's common stock. Thus, no existing common stockholder has the right to buy additional shares of any new stock issues to preserve his proportionate share equity ownership in Silver King. In addition, cumulative voting in the election of directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of Silver King's Board of Directors.

         9. Silver King does not expect to pay dividends. The holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor. To date, Silver King has not paid any cash dividends. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in Silver King's business operations. As Silver King will be required to obtain additional financing, it is likely that there will be restrictions on Silver King's ability to declare any dividends.

         10. Silver King's lack of insurance to cover mining risks may expose it significant liability and expense. Since Silver King had remained in the exploration stage and has not yet acquired any mining concessions or commenced mining operations, it has not obtained, nor does it intend to obtain, insurance covering mining risks. These risks can result in the damage and destruction of mineral properties and processing facilities, as well as personal injury, environmental damage, mining delays and monetary losses. There can be no assurances that Silver King will not incur liability for its past exploration activity.

ITEM 2.  DESCRIPTION OF PROPERTIES.
------   -------------------------

         Through ICRM, the Company currently has the rights to acquire under purchase contracts the mining concessions listed below. All of the mining concessions listed below are located in southern Mexico at the Zacualpan Project and collectively cover more than 11,430 acres. The Company has suspended payments under the purchase contracts pending the potential Merger with eNexi and possible divestiture of its interest in ICRM. While it has not defaulted on any installment payments under the purchase contracts to date, it is likely that it may in the near term. If a default occurs under a purchase agreement, the Company may lose the right to acquire the mining concession covered by the particular agreement.


         Property                   Type of Concession                     Location                           Acres
         --------                   ------------------                     --------                           -----
1.        El Quinto II              Mining exploitation                    Municipality of Zacualpan,            22
          (El Quinto Dos)           concession                             State of Mexico
2.        Los Compadres             Mining exploitation                    Municipality of Tetipac, State        74
                                    concession                             of Guerrero
3.        El Cometa Navideno        Mining exploitation concession         Municipality of Tetipac, State        57
                                    of Guerrero
4.        La Cadena                 Mining exploitation concession         Municipality of Zacualpan,           276
                                    State of Mexico
5.        El Volado                 Mining exploration concession          Municipality of Zacualpan,             9
                                    State of Mexico
6.        Quinto Real               Application for a mining exploration   Municipality of Zacualpan,        10,992
                                    concession                             State of Mexico


ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

         There are currently no legal proceedings pending to which the Company is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         No matters were submitted during the fourth quarter ended December 31, 1999, to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   --------------------------------------------------------

         Since January 2000, Silver King's common stock was listed for quotation on the OTC Electronic Bulletin Board under the symbol "SVKG"(1); however, the market for such shares is extremely limited. No assurance can be given that a significant trading market for Silver King's common stock will develop or, if developed, will be sustained. Silver King's common stock previously traded on the OTC Electronic Bulletin Board from May 20, 1998 to August 3, 1999, at which time the shares became ineligible for trading under the OTC Bulletin Board Eligibility Rule. When not traded on the OTC Bulletin Board, Silver King's Common Stock traded on the National Quotation Bureau's Pink Sheets.

         The following table sets forth the range of the high and low closing bid prices of Silver King's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and NASDAQ Trading & Market Services and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. The transactions include inter-dealer transactions. Based on the very limited public float and trading in Silver King's common stock, management of the company believes that such data is anecdotal and may bear no relation to the true value of Silver King's common stock or the range of prices that would prevail in a fluid market.

              1997                             High                    Low
              ----                             ----                    ---

              1st Quarter                        *                      *
              2nd Quarter                        *                      *
              3rd Quarter                        *                      *
              4th Quarter                        *                      *

              1998                             High                    Low
              ----                             ----                    ---

              1st Quarter                        *                      *
              2nd Quarter                        *                      *
              3rd Quarter                        *                      *
              4th Quarter                        *                      *

              1999                             High                    Low
              ----                             ----                    ---

              1st Quarter                     $2.75                    $0.1875
              2nd Quarter                     $6.00                    $0.3125
              3rd Quarter                     $5.00                    $2.00
              4th Quarter                     $4.00                    $2.00

              2000                             High                    Low
              ----                             ----                    ---

              1st Quarter                     $0.07                    $0.01
              2nd Quarter                     $0.04                    $0.04

* No bids reported
(1) From April 8, 1999 to the present, Silver King has traded under symbol "SVKG". From April 2, 1999 through April 7, 1999, Silver King traded under the symbol "SKRI" on the OTC Bulletin Board. From May 20, 1998 through April 1, 1999, Silver King traded under the symbol "ANNE" on the OTC Bulletin Board.

         The last reported sales price of the Common Stock was $1.00 as reported on the OTC Bulletin Board on February 8, 2000.

Shares Issuable Upon Exercise Of Warrants

         Silver King has issued five year warrants to purchase an aggregate of 2,000,000 shares of its common stock at an exercise price of $4.00 per share. All of these warrants have vested.

Shares Eligible For Public Resale

         As of April 11, 2000, 200,000 shares of common stock of Silver King are eligible for public resale pursuant to Rule 144 promulgated under the Securities Act.

Record Holders

         As of April 10, 2000, the number of stockholders of record of Silver King's common stock was approximately 63, although management believes that there are additional beneficial owners of the common stock who own their shares in "street name."

Dividends

         The Company has not paid any cash dividends, to date, and has no intention to pay any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Recent Sales Of Unregistered Securities

         1. On January 27, 1999, Silver King issued and sold an aggregate of 14,500,000 shares of common stock to raise gross proceeds of $14,500. This offering was undertaken by Silver King prior to the execution and closing of the definitive joint venture agreement with ICRM. At that time Silver King was an inactive company with no assets or liabilities. Investors in such offering were, therefore, subject to a number of risks and uncertainties, including the material contingencies associated with the execution of the joint venture agreement. These shares were issued directly by Silver King without payment of any commissions to the following accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder:

         Name                                                   Number of Shares
         ----                                                   ----------------

         Appel, Gerald R.                                             25,000
         Bartlett, Bruce Edwin                                        20,000
         Bartlett, David and Louann                                   20,000
         Bartlett, Ruth                                               50,000
         Big Brothers, Big Sisters of Northwest Arkansas              10,000
         Borenstein, Howard and Shari                                100,000
         Boyett Investments Limited                                1,500,000
         Brennon, Bobby                                               50,000
         Campbell, Bruce or Paige                                     25,000
         Capital Growth Trust                                      1,500,000
         Cranbourne Investments Ltd.                               1,000,000
         Diversified Investment Fund, L.P.                           155,000
         FAC Enterprises, Inc.                                     1,500,000
         Flick, Inc.                                                  10,000
         Founders Equity Group, Inc.                                 100,000
         Gatkin Limited                                            1,500,000
         Good, Henry H. III                                           75,000
         Good, Henry H., M.D.                                         25,000
         GWR Trust                                                 1,500,000
         Ibsen, Michael D.                                           100,000
         Ivester, Carolyn                                             10,000
         KAB Investments, Inc.                                     1,500,000
         Keith, Kevin and Tracie                                      25,000
         Knight, George                                              100,000
         Matrix Capital Management Ltd.                              500,000
         McCracken Brothers                                           50,000
         Moorehead Charitable Trust, George and Nancy                 75,000
         Moorehead Charitable Trust, Donald and Shelley               75,000
         Petillo, Delores                                              5,000
         Quattrochi, Joseph                                           25,000
         Romano, Mario                                               100,000
         Rosner Money Purchase Plan, Steven B.                       150,000
         Sands, Sidney and Edythe                                     50,000
         Schuyhart, Bill W.                                          100,000
         SPH Investments Inc.                                      1,000,000
         Stoltz, J. Michael                                          100,000
         The D.A.R. Group                                            125,000
         Vogel Enterprises Inc. Pension Trust                         30,000

         Name                                                   Number of Shares
         ----                                                   ----------------

         Vogel, Robert A.                                             30,000
         Vogel, Samuel M.                                             30,000
         West Tropical Investments Corp.                             930,000
         Weston Investors, Inc.                                       25,000
         Wilson, Fred IRA Rollover                                   200,000
                                                                     -------

                  Total:                                          14,500,000

         2. On January 27, 1999, Silver King issued and sold an aggregate of 2,000,000 units, each unit consisting of one share of common stock and five year warrants to purchase four shares of common stock at an exercise price of $4.00 per share to raise gross proceeds of $16,000. This offering was undertaken by Silver King prior to the execution and closing of the definitive joint venture agreement with ICRM. At that time Silver King was an inactive company with no assets or liabilities. Investors in such offering were, therefore, subject to a number of risks and uncertainties, including the material contingencies associated with the execution of the joint venture agreement. These units were issued directly by Silver King without payment of any commissions to the following accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder:


                                                        Number of               Number of              Number of
                               Name                       Units                  Shares                Warrants
                               ----                       -----                  ------                --------

                Clifton Capital Ltd.                    1,000,000               1,000,000              1,000,000
                FAC Enterprises, Inc.                   1,000,000               1,000,000              1,000,000

                Total:                                  2,000,000               2,000,000              2,000,000

         3. On April 14, 1999, Silver King issued and sold an aggregate of 525,000 shares of common stock to raise gross proceeds of $525,000. This offering was undertaken by Silver King prior to vesting in a 60% equity interest in ICRM. At that time there were no assurances that Silver King would become a shareholder of ICRM. Investors in such offering were, therefore, subject to a number of risks and uncertainties, including the material contingencies associated with vesting in majority ownership of ICRM. These shares were issued directly by Silver King without payment of any commissions to the following accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder:

                 Name                                          Number of Shares
                 ----                                          ----------------

                 Clanstar International Ltd.                         200,000
                 Garvey, Martin                                        5,000
                 Hauser, Eric                                          5,000
                 Hill Samuel Pacific Trust Company (BVI)
                      as Trustees of The Renascence Trust            100,000
                 IFIGA Company                                        25,000
                 Lauer, Michael                                       40,000
                 The Orbiter Fund, Ltd.                              150,000
                                                                     -------

                 Total:                                              525,000

         4. On April 15, 1999, Silver King issued 50,000 shares of common stock to Founders Equity Group, Inc., as consideration for a $100,000 loan made to Silver King, which was repaid in full on May 25, 1999. These shares were issued directly by Silver King without payment of any commissions to Founders Equity in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

         5. On February 3, 2000, Silver King sold an aggregate 25,000,000 units, each unit consisting of one share of common stock and three year warrants to purchase two shares of common stock at an exercise price of $0.01 per share. The purchase price of a unit was $.005 per unit. The units were sold to the accredited investors identified below in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation
D. All of the warrants granted in this unit placement were subsequently forfeited.


                                                             Number of Warrants
      Name                            Number of Shares       (all forfeited)
      ----                            ----------------       ------------------

      KAB Investments, Inc.              1,500,000                   3,000,000
      Millworth Investments, Inc.       22,000,000                  44,000,000
      SPH Investments, Inc.              1,500,000                   3,000,000

      Total:                            25,000,000                  50,000,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
------   ----------------------------------------------------------

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

Results Of Operations

         Revenues; Losses. Silver King has not yet produced silver or any other mineral products and has not had any revenues from product sales. The net loss for the year ended December 31, 1999 was $758,704, compared to a net loss of $26,834 for the year ended December 31, 1998. The net loss for 1999 is primarily attributable to exploration costs of $362,042, and includes an impairment loss of $116,404 as a result of suspension of exploration activities.

         Administrative. Administrative expenses were $46,097 for the year ended December 31, 1999, as compared to $1,834 for the year ended December 31, 1998. This increase in administrative expenses from 1998 is the result of office and travel expenses.

         Consulting. Consulting fees were $23,500 for fiscal 1999, compared to $5,000 for fiscal 1998. The increased consulting fees were due to retaining an administrative consultant.

         Legal and Accounting. Legal and accounting fees were $105,635 for fiscal 1999, as compared to $20,000 for fiscal 1998. This increase from 1998 was due to costs associated with the private placement offerings of Silver King's securities and the preparation of securities filings in compliance with securities disclosure regulations.

         Interest expenses. Interest expenses for fiscal 1999 were $2,918, the first time Silver King incurred an interest expense. The interest expense was due to a $100,000 loan taken by Silver King in April 1999 at an annual interest rate of 12%, and other loans repaid in April 1999.

         Right of First Refusal. Silver King incurred a $131,250 expense for the year ended December 31, 1999 for a subscription payment made on behalf of Zaculapan Minerals, LLC ("Zacualpan") for Zacualpan's 20% interest in ICRM, in consideration for which Mark Isaacs, a principal of Zacualpan, granted Silver King certain rights of first refusal to participate in future mining and natural resource opportunities identified by Mr. Isaacs. Silver King had not previously incurred a similar type of expense.

         Exploration Costs. Exploration expenses for fiscal 1999 were $362,042, the first time Silver King incurred an exploration expense. The exploration expense was due to costs for an induced polarization survey and drilling program at the Zacualpan Project. The exploration expense also includes $219,433, the excess of the $397,750 purchase price for Silver King's equity interest in ICRM over the fair value of net tangible assets, which was charged to operations as costs toward exploration.

Liquidity And Capital Resources

         As of December 31, 1999, Silver King had current assets of $667,853, consisting of $2,853 in cash and a $665,000 loan receivable. Silver King had no assets as of December 31, 1998. The increase in 1999 relative to the prior year was due to the receipt of net proceeds from private placements of securities and the loan receivable from a related party. Silver King received an aggregate of $555,500 in net proceeds from private placements completed in January and April of 1999. In January 1999, Silver King issued: (i) 14,500,000 shares of its common stock at price of $.001 per share and received $14,500 in net proceeds; and (ii) 2,000,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, at a price of $4.00 per unit and received $16,000 in net proceeds. In April 1999, Silver King issued 525,000 shares of its common stock at a price of $1.00 per share and received $525,000 in net proceeds. In February 2000, Silver King received $125,000 in net proceeds from a unit private placement, each unit consisting of one share of common stock and two common stock purchase warrants, at a price of $.005 per unit. In the February 2000 placement, Silver King issued 25,000,000 shares of its common stock and warrants to purchase 50,000,000 shares of common stock at $.01 per share; however, all of the warrants were subsequently forfeited and cancelled in April 2000.

         The net cash used in operating activities for the year ended December 31, 1999 was $537,234, compared to $25,000 for the year ended December 31, 1998. The costs incurred in 1998 reflect funding for pre-operating costs, while the costs incurred in 1999 reflect operating costs for the Zacualpan Project.

         The net cash provided by financing activities was $816,404 for the fiscal year ended December 31, 1999, compared to $25,000 for the year ended December 31, 1998. Prior to 1998, Silver King had no net cash from financing activities. The net cash in 1998 was due to a cash overdraft. The net cash in 1999 was due principally to the private placements of $555,500 completed in January and April of 1999, as well as proceeds from loans.

         The net cash used in investing activities during fiscal 1999 was $276,317. Of this amount, $40,000 was paid by Silver King toward the purchase price of mining concessions and $236,317 was used to acquire Silver King's equity interest in ICRM.

         Silver King does not currently have a line of credit with any financial institutions. Silver King currently owes $820,000 on a short-term loan to a related party. Silver King has a working capital deficit and is not generating revenues. As a condition precedent to the proposed Merger with eNexi, Silver King is attempting to raise $5,000,000 through the private offering of convertible preferred stock. In the event that the Merger is consummated, the net proceeds from the sale of the preferred stock would be used to fund the operations of eNexi and Silver King would proceed to divest its interest in ICRM, for which it may receive only a nominal sum. There can be no assurances that Silver King will raise $5,000,000 in the offering, or that, if it does and the Merger is consummated, that the funds received through the offering will be sufficient to operate the business of eNexi. Silver King may therefore be required to seek additional financing in the future, which may be accomplished through traditional debt financing or the placement of debt and equity securities.

Impact Of Inflation

         The effects of inflation on the Company's operations were not significant during the periods presented.

Recently Issued Accounting Standards

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", beginning January 1, 1999. Comprehensive income is more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, no separate statement of comprehensive income has been presented.

         Effective January 1, 1999, the Company adopted Statement of Positions 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not result in any cumulative effect of a change in accounting principle.

ITEM 7.  FINANCIAL STATEMENTS.
------   --------------------

         Financial Statements of the Company for the years ended December 31, 1999 and 1998 are included within Item 13(a) and 13(b) of this Report and may be found at pages F-1 through F-_.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         There are no matters to be reported hereunder.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------   -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         --------------------------------------------------

Directors And Executive Officers

         The following table sets forth certain information with respect to each of the executive officers and directors of the Company.

         Name                  Age            Position
         ----                  ---            --------

         Alan Stier            43             President, Treasurer and Director

         Stewart Jackson       58             Vice President - Mining Operations
                                              and Secretary

         The following is a brief summary of the business experience of each of the above-named individuals:

         ALAN STIER became the President and Treasurer and a Director of Silver King in June 1999. From 1995 through the present, Mr. Stier has been the President and Chief Executive Officer of International Capri Resources Ltd. ("ICR"), a British Columbian company engaged primarily in the mining and exploration business whose shares are traded on the Vancouver Stock Exchange. Mr. Stier has been a member of the board of directors of ICR since 1993. ICR has focused its mining and exploration activities in Baffin Island in Canada's Northwest Territory and in northwestern Ontario. ICR is a 20% owner of ICRM, Silver King's Mexican operating subsidiary. From March 1996 to August 1998, Mr. Stier was the President, Chief Executive Officer and a Director of Landore Resources, Inc., a public company engaged in the gold mining business in northwestern Ontario. Mr. Stier is a certified Power Engineer in British Columbia and Alberta, Canada.

         DR. STEWART JACKSON became Vice President - Mining Operations and Secretary of Silver King in June 1999. Dr. Jackson has over 39 years of experience in the mining industry. From 1987 through the present, Dr. Jackson has been an independent consultant, officer, director and principal of several U.S. and Canadian public mining companies involved in the exploration and development of diamonds, base metals, precious minerals, industrial minerals and oil and gas, including Continental Precious Minerals Ltd., Monument Resources, Inc., Little Squaw Gold Mining Corporation and Nu-Dawn Resources Ltd. From 1981 through 1987, Dr. Jackson was the founder and President of Crown Resource Corp. (now known as Crown Resources Corporation), a public company developing gold and silver targets in northeastern Washington. Dr. Jackson has also published several articles on geological topics. He received his doctorate degree in Stratigraphy and Economic Geology in 1969 from the University of Alberta.

         Upon the Merger Closing, the existing director and officers named above are expected to resign and shall be replaced by the following individuals, as well as three additional directors yet to be identified.

        Name                        Age      Anticipated Position with Company
        ----                        ---      ---------------------------------

        Larry Mayle                  57      Co-Chairman, Chief Executive
                                             Officer and Director

        Dr. Roger LeRoy Miller       56      Co-Chairman, President and Director

        Michael Ames                 39      Chief Financial Officer

         LARRY MAYLE co-founded eNexi and has served as its Co-Chairman and Chief Executive Officer since its formation in May 1999. During the five years prior to co-founding eNexi, Mr. Mayle owned and managed Rally Chevrolet and other General Motors' dealerships in Southern California, where he developed automated management systems for the operation of his dealerships . Mr. Mayle holds a Bachelor of Science degree from the University of Southern California.

         DR. ROGER LEROY MILLER co-founded eNexi and has served as its Co-Chairman and President since its formation in May 1999. During the five years prior to founding eNexi, Dr. Miller owned and managed Unicor, Inc., a Florida corporation that provides manuscripts and marketing materials for college textbooks in economics, business law and political science. Through Unicor, Dr. Miller developed interactive CD-ROM and Web-based educational systems for several publishers, including HarperCollins, West and McGraw-Hill. Dr. Miller holds a Ph.D. in economics and business from the University of Chicago and a Bachelor of Arts degree in economics from the University of California at Berkeley.

         MICHAEL AMES has served as Chief Financial Officer of eNexi since June 1999. From 1998 to June 1999, Mr. Ames served as the Vice President/Controller of Systems Management Specialists, Inc., a technology outsourcing company based in Santa Ana, California. From 1990 to 1998, Mr. Ames ran his own financial consulting business. Mr. Ames received a Bachelor of Science in Accounting and Management Information Systems from California State University, Fullerton, in 1985. He is a Certified Public Accountant in the State of California.

Directors' Compensation

         Directors who are officers of Silver King receive no additional compensation for serving on the board of directors, other than reimbursement of reasonable expenses incurred in attending meetings.

ITEM 10. EXECUTIVE COMPENSATION
-------- ----------------------

Summary Compensation Table


                                                                                                RESTRICTED
NAME AND PRINCIPAL                  FISCAL                                OTHER ANNUAL         STOCK OPTIONS/      SARS
POSITION                            YEAR       SALARY          BONUS      COMPENSATION             AWARDS           (#)
--------                            ----       ------          -----      ------------         --------------      ----
Alan Stier                          1999        --              --             --                   --              --
President and Chairman of           1998        N/A             N/A            N/A                  N/A             N/A
the Board                           1997        N/A             N/A            N/A                  N/A             N/A

Stephen P. Harrington               1999        --              --             --                   --              --
Former President                    1998        --              --             --                   --              --
                                    1997        N/A             N/A            N/A                  N/A             N/A

Mark A. Kuperman                    1999        N/A             N/A            N/A                  N/A             N/A
Former President                    1998        --              --             --                   --              --
                                    1997        --              --             --                   --              --

Compliance With Section 16(a) Of The Securities Exchange Act

         Based solely on its review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, and written representations from certain reporting persons, the Company believes that during fiscal 1999 all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         The following table sets forth, as of April 10, 2000, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding stock, as of such date, of all officers and directors, individually and as a group.


                                                          Shares Owned
                                                       Beneficially and of         Percentage of
Name and Address                                           Record (1)           Outstanding Shares
----------------                                       -------------------      ------------------
Alan Stier                                                      0                        0%
4372 44B Avenue
Delta, British Columbia
Canada V4K 1H1

Dr. Stewart Jackson                                             0                        0%
6025 S. Eaton Lane
Littleton, CO 80123

Millworth Investments, Inc.                                22,000,000                   51%
4960 South Virginia Street
Suite 300
Reno, NV  89502

KAB Investments, Inc.                                       3,000,000                    7%
24224 Kanis Road
Little Rock, AR  72223

SPH Investments, Inc.                                       2,500,000                  5.8%
648 Post Road
Wakefield, RI  02879

All Directors and Officers as a group (2 persons)               0                        0%

---------------------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 43,075,000 shares of Common Stock outstanding as of April 10, 2000.

-----------------------

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 10, 2000 and as adjusted to reflect the issuance of the Series A Shares in the Merger and the Series B Shares in the Offering by (i) each person who, to the knowledge of the Company, beneficially owns more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company upon the Merger Closing; and (iii) all executive officers and directors of the Company upon the Merger Closing as a group:


                                                                                     Applicable Percentage
                                                                                -----------------------------
                                            Amount of           Amount of        Before Merger       After
Name and Address of                        Beneficial           Beneficial            and          Merger and
Beneficial Owner                         Ownership(1)(2)     Ownership(1)(3)       Offering         Offering
----------------                         ---------------     ---------------       --------         --------
Larry Mayle                                    -0-              67,340,615            0%               25.1%
c/o eNexi Inc.
20 Corporate Park, Suite 110
Irvine, CA  92606

Dr. Roger LeRoy Miller                         -0-              45,014,102            0%               16.8%
c/o eNexi Inc.
20 Corporate Park, Suite 110
Irvine, CA  92606

Michael Ames                                   -0-                 300,897            0%                *
c/o eNexi Inc.
20 Corporate Park, Suite 110
Irvine, CA  92606

Millworth Investments, Inc.             22,000,000              22,000,000           51%                8.2%
4960 South Virginia Street
Suite 300
Reno, NV  89502

KAB Investments, Inc.                    3,000,000               3,000,000            7%                1.1%
24224 Kanis Road
Little Rock, AR  72223

SPH Investments, Inc.                    2,500,000               2,500,000          5.8%                *
648 Post Road
Wakefield, RI  02879

All Directors and Executive Officers                           112,655,614            0%               41.9%
as a Group (3 persons)

----------------------
*     Less than 1%.
(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days after the date of this Offering Memorandum pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

(2)   Based upon 43,075,000 shares of Common Stock outstanding as of April 10,
      2000.

(3) Based upon 268,075,000 shares of Common Stock outstanding as of the date of the Merger Closing, assuming no other changes in the beneficial ownership of the Company's securities except those associated with the Merger Closing and the Offering. Assumes the issuance of 25,000,000 shares of Common Stock pursuant to the exercise of the Assumed Warrants. Also, assumes the conversion into Common Stock of 2,000,000 Series B Shares to be sold in the Offering.

Anticipated Recapitalization

         As soon as practicable after the Merger Closing, the Company shall solicit stockholder approval for a recapitalization (the "Recapitalization") of its outstanding Common Stock so as to permit the issuance of a sufficient number of shares of Common Stock to cover the full conversion of the Series A Shares and the Series B Shares and the full exercise of the Assumed Warrants. The Recapitalization shall take the form of either a reverse split of the Common Stock or an increase in the number of authorized shares of Common Stock. Once the Recapitalization occurs, the Series A Shares and the Series B Shares shall automatically convert into Shares of Common Stock. To facilitate the requisite stockholder approval for the Recapitalization, at the Merger Closing, the holders of a majority of the outstanding shares of Common Stock shall deliver to eNexi voting proxies in favor of the Recapitalization.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

Sale Of Shares To An Entity Affiliated With A Former Officer And Director

         On January 27, 1999, Silver King sold 1,000,000 shares of its common stock to SPH Investments, Inc., for a total purchase price of $1,000. Stephen Harrington, the former President of Silver King, is also the President of SPH Investments, Inc. These shares were sold in a private placement transaction exemption registration under Section 4(2) and Regulation D of the Securities Act.

Loans from Principal Stockholders

         In September 1999, Silver King borrowed $120,00 from FAC Enterprises, Inc., a principal stockholder, on a short-term basis. The loan is due on demand and the principal amount bears interest at the rate of 10% per annum.

         On April 16, 1999, Silver King borrowed $100,000 from Founders Equity Group, Inc., a stockholder of Silver King. The principal amount of the loan bears interest at 12% per annum. The entire principal and interest accrued thereon was originally due on May 15, 1999. Silver King repaid $50,000 on May 20, 1999 and $50,000 on May 25, 1999. Silver King issued 50,000 shares of its Common Stock to Founders Equity as payment of a financing fee. The Common Stock was valued at $1.00 per share.

         In a series of transactions during 1999, Silver King borrowed $820,000 from FAC Enterprises, Inc., a principal stockholder, on a short term basis at no interest.

Loan to Related Corporation

         In a series of transactions during 1999, Silver King lent $665,000 to Rozel International, Inc., a stockholder of Silver King, on a short-term, non-interest bearing basis.

PART IV

ITEM 13.   FINANCIAL STATEMENTS AND EXHIBITS AND REPORTS ON FORM 8-K.
--------   ----------------------------------------------------------

(a)      The following documents are filed as part of this Report:


         1. Financial Statements filed as part of this Report:                                              Page
                                                                                                            ----
Report of Cogen Sklar LLP..................................................................................  F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................  F-3

     Consolidated Statements of Operations Years Ended December 31, 1999 and
         1998 and for the period from August 23, 1988
         (inception) through December 31, 1999.............................................................  F-4

     Consolidated Statements of Stockholders' Equity (Deficit)
         August 23, 1988 (inception) through December 31, 1999.............................................  F-5

     Consolidated Statements of Cash Flows
         Years Ended December 31, 1999 and 1998 and for the period
         from August 23, 1988 (inception) through December 31, 1999........................................  F-6

     Notes to Financial Statements.........................................................................  F-7

         2  The following Exhibits are filed as part of this Report:

    Exhibit No.      Description                                                Method of Filing
    -----------      -----------                                                ----------------

      2.1            Agreement and Plan of Merger, dated as of June 23, 1999,   Incorporated by reference to Exhibit
                     between Silver King Resources (Delaware), Inc. and         8.1 of the Form 10-SB
                     Silver King Resources, Inc.

      3.1            Certificate of Incorporation, as amended                   Incorporated by reference to Exhibit
                                                                                2.1 to the Registrant's Registration
                                                                                Statement on Form 10-SB filed July
                                                                                8, 1999 ("Form 10-SB")

      3.2            Certificate of Merger                                      Incorporated by reference to Exhibit
                                                                                2.2 of the Form 10-SB

      3.3            Bylaws                                                     Incorporated by reference to Exhibit
                                                                                3.3 of the Form 10-SB


    Exhibit No.      Description                                                Method of Filing
    -----------      -----------                                                ----------------
     10.1            Joint Venture Agreement dated March 19, 1999, among        Incorporated by reference to Exhibit
                     Silver King Resources, Inc. (f/k/a Arngre, Inc.),          6.1 of the Form 10-SB
                     International Capri Resources Ltd., International Capri
                     Resources S.A. de C.V., Zacualpan Minerals, LLC and Alan
                     Stier

     10.2            Right of First Refusal Agreement dated March 19, 1999,     Incorporated by reference to Exhibit
                     between Silver King Resources, Inc. (f/k/a Arngre, Inc.)   6.2 of the Form 10-SB
                     and Mark S. Isaacs

     10.3            Contract of Assignment of Rights dated as of December      Incorporated by reference to Exhibit
                     11, 1998 between Polo Y Ron Minerales, S.A. de C.V. and    6.3 of the Form 10-SB
                     International Capri Resources, S.A. de C.V.

     10.4            Contracts of Mining Exploration and of Promise of          Incorporated by reference to Exhibit
                     Assignment of Rights dated as of November 19, 1998         6.4 of the Form 10-SB
                     between Felix Gomez Garcia and Polo Y Ron Minerales,
                     S.A. de C.V. (Los Compadres lot)

     10.5            Contracts of Mining Exploration and of Promise of          Incorporated by reference to Exhibit
                     Assignment of Rights dated as of November 19, 1998         6.5 of the Form 10-SB
                     between Felix Gomez Garcia and Polo Y Ron Minerales,
                     S.A. de C.V. (El Quinto and El Cometa Navideno lots)

     10.6            Contracts of Mining Exploration and of Promise of          Incorporated by reference to Exhibit
                     Assignment of Rights dated as of November 30, 1998         6.6 of the Form 10-SB
                     between Hector Esquivel Esparza and Polo Y Ron
                     Minerales, S.A. de C.V. (La Cadena and El Volado lots)

     10.7            Form of Securities Purchase Agreement dated January 27,    Incorporated by reference to Exhibit
                     1999 to purchase shares of common stock at $.001 per       6.7 of the Form 10-SB
                     share

     10.8            Form of Securities Purchase Agreement dated January 27,    Incorporated by reference to Exhibit
                     1999 to purchase units at $.008 per unit                   6.8 of the Form 10-SB

    Exhibit No.      Description                                                Method of Filing
    -----------      -----------                                                ----------------
     10.9            Form of Warrant to Purchase Shares of Common Stock of      Incorporated by reference to Exhibit
                     Silver King Resources, Inc. granted to unit subscribers    6.9 of the Form 10-SB

     10.10           Form of Securities Purchase Agreement dated April 14,      Incorporated by reference to Exhibit
                     1999 to purchase shares of common stock at $1.00 per       6.10 of the Form 10-SB
                     share

     10.11           Amendment to Contracts of Assignment of Rights dated as    Incorporated by reference to Exhibit
                     of November 19, 1998 between Felix Gomex Garcia and Polo   6.11 of Amendment No. 1 to the Form
                     Y Ron Minerales, S.A. de C.V. (Los Compadres lot)          10-SB, filed on September 23, 1999
                                                                                ("Amendment No. 1")

     10.12           Amendment to Contracts of Mining Exploration and of        Incorporated by reference to Exhibit
                     Promise of Assignment of Rights dated as of November 19,   6.12 of Amendment No. 1
                     1998 between Felix Gomex Garcia and Polo Y Ron
                     Minerales, S.A. de C.V. (El Quinto and El Cometa
                     Navideno lots)

     10.13           Amendment to Contracts of Mining Exploration and of        Incorporated by reference to Exhibit
                     Promise of Assignment of Rights dated as of November 30,   6.13 of Amendment No. 1
                     1998 between Hector Esquivel Esparza and Polo Y Ron
                     Minerals, S.A. de C.V. (La Cadena and El Volado lots)

     10.14           Report on Zacualpan Area Holdings, Mexico and Guerro       Incorporated by reference to Exhibit
                     States, Mexico, dated December, 1998, prepared by Juan     15.1 of Amendment No. 1
                     Cabuto Vidrio, Mining Engineer, and Alex Burton, P.
                     Eng., P. Geo.

     10.15           Induced Polarization Survey, dated March, 1999, prepared   Incorporated by reference to Exhibit
                     byJoseph R. Anzman, Exploration Geophysicist               15.2 of Amendment No. 1

     10.16           Induced Polarization and Apparent Resistivity Survey in    Incorporated by reference to Exhibit
                     the Zaculpan Project, dated April, 1999, prepared by       15.3 of Amendment No. 1
                     Compania Minera San Eugenio, Santa Rosa Y Santa Ines,
                     S.A. de C.V.

    Exhibit No.      Description                                                Method of Filing
    -----------      -----------                                                ----------------
     10.17           Form of Securities Purchase Agreement dated February 3,    Filed herewith
                     2000 to purchase units at $.005 per unit

     10.18           Agreement and Plan of Merger dated March 21, 2000 by and   Filed herewith
                     among Silver King Resources, Inc., Silver King
                     Acquisition, Inc. eNexi Inc. and the Principal
                     Stockholders of eNexi Inc.

     21.1            Subsidiaries of the Registrant                             Filed herewith.

     27.1            Financial Data Schedule                                    Filed herewith.



(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2000.

                                          SILVER KING RESOURCES, INC.


                                          By:  /s/ Alan Stier
                                              --------------------------------
                                              Alan Stier
                                              Chairman of the Board, President
                                              and Principal Accounting Officer

                           SILVER KING RESOURCES, INC.
                                 AND SUBSIDIARY


                             (Formerly Arnge, Inc.)
                         (An Exploration Stage Company)



                        CONSOLIDATED FINANCIAL STATEMENTS



                           DECEMBER 31, 1998 AND 1999

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)








                                 C O N T E N T S



                                                                        PAGE
                                                                        ----


INDEPENDENT AUDITORS' REPORT                                             F-2



CONSOLIDATED BALANCE SHEETS                                              F-3



CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                F-5



CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7--F-12

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Silver King Resources, Inc.
Littleton, Colorado


We have audited the accompanying consolidated balance sheets of Silver King Resources, Inc. and Subsidiary (an exploration stage company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from August 23, 1988 (inception) through December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver King Resources, Inc. and Subsidiary as of December 31, 1998 and 1999, and the results of their operations and cash flows for the years then ended, and for the period from August 23, 1988 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has discontinued its present activities and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Cogen Sklar LLP
                                           ---------------
                                           COGEN SKLAR LLP


February 18, 2000, except for Note 10
as to which the date is March 21, 2000
Bala Cynwyd, Pennsylvania

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                                    ---------------------------
                                                                                       1998             1999
                                                                                    ----------        --------
              ASSETS

CURRENT ASSETS
     Cash                                                                            $      -         $   2,853
     Loan receivable from related party                                                     -           665,000
                                                                                     --------         ---------

TOTAL ASSETS                                                                         $      -         $ 667,853
                                                                                     ========         =========

              LIABILITIES

CURRENT LIABILITIES
     Cash overdraft                                                                  $ 25,000         $       -
     Loan payable to related party                                                          -           820,000
     Accounts payable                                                                       -            26,057
                                                                                     --------         ---------

TOTAL LIABILITIES                                                                      25,000           846,057
                                                                                     --------         ---------

              STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK - $0.0001 par value, authorized 15,000,000
   shares; none issued and outstanding                                                      -                 -

COMMON STOCK - $0.0001 par value, authorized 50,000,000
   shares; issued and outstanding 1,000,000 at December 31 1998
   and 18,075,000 shares at December 31, 1999                                             100             1,807

ADDITIONAL PAID IN CAPITAL                                                              6,734           596,527

WARRANTS OUTSTANDING                                                                        -            14,000

DEFICIT ACCUMULATED DURING THE EXPLORATION
   STAGE                                                                              (31,834)         (790,538)
                                                                                     --------         ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (25,000)         (178,204)
                                                                                     --------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $      -         $ 667,853
                                                                                     ========         =========


        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Year Ended                  August 23,1988
                                                                December 31,                   Inception
                                                          ---------------------------           Through
                                                                                             December 31,
                                                             1998             1999               1999
                                                          ----------      -----------        ------------
                                                                                              (Unaudited)
COSTS AND EXPENSES
     Exploration costs                                    $        -      $   362,042          $ 362,042
     Right of first refusal                                        -          131,250            131,250
     Impairment loss                                               -          116,404            116,404
     Administrative expenses                                   1,834           46,097             52,931
     Consulting expenses                                       5,000           23,500             28,500
     Financing fees                                                -           50,000             50,000
     Depreciation                                                  -              800                800
     Legal and accounting                                     20,000          105,635            125,635
     Minority interest                                             -          (79,942)           (79,942)
     Interest expense                                              -            2,918              2,918
                                                          ----------      -----------          ---------

NET LOSS                                                  $  (26,834)     $  (758,704)         $(790,538)
                                                          ==========      ===========          =========


BASIC AND DILUTED LOSS PER COMMON SHARE                   $    (0.03)     $     (0.05)
                                                          ==========      ===========


WEIGHTED AVERAGE
   NUMBER OF SHARES                                        1,000,000       16,532,292
                                                          ==========      ===========





        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              AUGUST 23, 1988 (INCEPTION) THROUGH DECEMBER 31, 1999





                                                                                                                         Deficit
                                                                                                       Accumulated        Total
                                                                       Additional                       During the     Stockholders'
                                                            Common      Paid In        Warrants        Exploration        Equity
                                                            Stock       Capital        Outstanding        Stage          (Deficit)
                                                         -----------   ----------      -----------     -----------     -------------
BALANCE, AUGUST 23, 1988 (INCEPTION) THROUGH
  DECEMBER 31, 1997                                      $  5,000       $     -          $    -       $  (5,000)       $       -

Reincorporation fee paid by stockholders                        -         1,834               -               -            1,834

Recapitalization upon reincorporation                      (4,995)        4,995               -               -                -

Two hundred-for-one stock split                               995          (995)              -               -                -

Net loss for the year ended December 31, 1998                   -             -               -         (26,834)         (26,834)
                                                         --------      --------         -------       ---------        ---------

BALANCE AT DECEMBER 31, 1998                                1,000         5,834               -         (31,834)         (25,000)

Issuance of common stock                                   17,025       524,475          14,000               -          555,500

Issuance of 50,000 shares of common stock as
  financing fee                                                50        49,950               -               -           50,000

Recapitalization upon reincorporation in the
  state of Delaware                                       (16,268)       16,268               -               -

Net loss for the year ended, December 31, 1999                  -             -               -        (758,704)        (758,704)
                                                         --------      --------         -------        --------        ---------

BALANCE AT DECEMBER 31, 1999                             $  1,807      $596,527         $14,000       $(790,538)       $(178,204)
                                                         ========      ========         =======       =========        =========





        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended               August 23, 1988
                                                                         December 31,                (Inception)
                                                                ---------------------------            Through
                                                                    1998            1999         December 31, 1999
                                                                -----------     -----------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $(26,834)        $(758,704)         $(790,538)
     Adjustments to reconcile net loss to net cash
        used in operating activities
        Issuance of common stock as financing fee                       -            50,000             50,000
        Reincorporation fee paid by stockholder                     1,834                 -              1,834
        Depreciation                                                    -               800                800
        Impairment loss                                                 -           116,404            116,404
     Changes in net assets and liabilities, net of
       effects from acquisition
        Increase in tax receivable                                      -           (16,266)           (16,266)
        Increase in accounts payable                                    -            70,532             70,532
                                                                 --------         ---------          ---------

     Net cash used in operating activities                        (25,000)         (537,234)          (567,234)
                                                                 --------         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Mining concessions                                                 -           (40,000)           (40,000)
     Cost of acquisition                                                -          (236,317)          (236,317)
                                                                 --------         ---------          ---------

     Net cash used in investing activities                              -          (276,317)          (276,317)
                                                                 --------         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Minority interest                                                  -            10,820             10,820
     Loan receivable                                                    -          (665,000)          (665,000)
     Repayment of stockholder loans                                     -           120,084            120,084
     Proceeds from loan payable                                         -           820,000            820,000
     Proceeds from issuance of common stock                             -           555,500            560,500
     Cash overdraft                                                25,000           (25,000)                 -
                                                                 --------         ---------          ---------

     Net cash provided by financing activities                     25,000           816,404            846,404
                                                                 --------         ---------          ---------

NET INCREASE IN CASH                                                    -             2,853              2,853
                                                                 --------         ---------          ---------

CASH - BEGINNING OF PERIOD                                              -                 -                  -

CASH - END OF PERIOD                                             $      -         $   2,853          $   2,853
                                                                 ========         =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

CASH PAID DURING THE PERIOD FOR:
     Interest                                                    $      -         $   2,918          $   2,918
                                                                 ========         =========          =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Issuance of common stock as financing fee                   $      -         $  50,000          $  50,000
                                                                 ========         =========          =========




        The accompanying notes are an integral part of these consolidated financial statements.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated August 23, 1988 in the state of Florida as Arnge, Inc. On March 25, 1999, the Company amended its articles of incorporation in order to change its name to Silver King Resources, Inc. Since planned principal operations have not commenced, the Company is considered an exploration stage company, as defined in the Statement of Financial Accounting Standards No. 7 (SFAS 7).

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its 60% owned Mexican subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Financial instruments consist of cash, receivables and accounts payable. The carrying amount approximates fair value because of the short maturity of these instruments.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Recoverability of Long Lived Assets

The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is aware of events which indicate the existence of an impairment which would be material to the Company's financial statements. (Note 2)

Mining Concessions

The cost incurred to acquire mining concessions are capitalized when incurred.

Exploration Costs

Exploration costs will be expensed as incurred.

Income Taxes

The Company accounts for its income taxes under SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Effective the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" (EPS). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue a common stock and is similar to the currently required fully diluted EPS.

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants. Assumed conversion of the warrants would be antidilutive, therefore, basic and diluted earnings (loss) per share are the same.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, no separate statement of comprehensive income has been presented.

Cost of Start-up Activities

Effective January 1, 1999, the Company adopted Statement of Positions 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not result in any cumulative effect of a change in accounting principle.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in
Note 2, the Company has suspended its exploration activities and upon completion of its proposed merger (Note 10) will discontinue its exploration activities. The Company has not commenced its proposed business activities, nor has it received any revenues from operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company intends to raise additional capital through a private offering in order to complete its proposed merger.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999




NOTE 3 - IMPAIRMENT LOSS

During 1999, the Company conducted initial stage exploration of silver-producing properties in Mexico through its subsidiary (Note 4). Since recent geologic results indicated concentration of potential mineral deposits less than amounts expected by management, the Company has elected to suspend any further exploration activities and, shortly after completion of the merger (Note 10), plans to discontinue all such operations.

In accordance with SFAS No. 121, the Company recorded an impairment loss of $116,404 related to the write-down of its recorded net assets as follows:


               Tax receivable                         $ 60,211
               Equipment, net                            5,200
               Mining concessions                      160,500
                                                      --------
                                                       225,911
               Less: liabilities                       (44,477)
               Minority interest                       (65,030)
                                                      --------
               Impairment loss                        $116,404
                                                      ========


NOTE 4 - ACQUISITION

The Company entered into an agreement on March 19, 1999 to purchase a 60% interest for $393,750 in a Mexican company which has received the rights to purchase exclusive royalty-free exploration and/or exploitation concessions covering properties in Mexico that may be silver producing.

The purchase of the 60% interest in the Mexican company will be accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of net tangible assets acquired amounting to $219,433 was charged to operations as costs toward exploration.

Effective May 1, 1999, the financial position and results of operation of the Mexican company have been reported under the consolidation method. All significant intercompany transactions have been eliminated in consolidation.

As part of this agreement, the Company is obligated for future geological consulting fees not to exceed $100,000 commencing August 31, 1999.


NOTE 5 - RIGHT OF FIRST REFUSAL

On March 19, 1999, the Company entered into an agreement with a principal of a company, in which the company is also a stockholder of the Mexican company described in Note 4, to obtain a right of first refusal with respect to certain future mineral projects. The consideration for this right of first refusal with a term of three years was $131,250. Since the probable future inflows of cash is not determinable by management, the $131,250 has been expensed.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company loaned $665,000 on a short-term basis to a related corporation.

The Company borrowed $100,000 from a related corporation, bearing interest at 12%. The entire principal and applicable interest was originally due on May 15, 1999. The Company repaid $50,000 on May 20, 1999, with the remaining $50,000 repaid on May 25, 1999. The Company issued 50,000 shares of common stock to this corporation as payment of a financing fee. The common stock was valued at $1.00 per share.

The Company borrowed $820,000 on a short-term basis from a shareholder.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999




NOTE 7 - CAPITAL STOCK

Common Stock

In May 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 7,500 common shares authorized to 50,000,000 common shares. The par value changed from $1.00 per share to $0.001 per share.

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

On June 24, 1999, the Company merged with its wholly-owned subsidiary, Silver King Resources (Delaware), Inc. After the merger, Silver King Resources (Delaware), Inc., the surviving corporation, changed its name to Silver King Resources, Inc. In conjunction with the merger, the par value of the common stock was changed to $.0001 and the Company is authorized to issue up to 15,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, the dividend rate, redemption prices, preferences on liquidation or dissolution, sinking fund terms, conversions rights, voting rights, and any other preference or special rights and qualifications. There are presently no shares of preferred stock issued.

All references to number of shares and per share amounts on the balance sheet have been adjusted to give retroactive effect to the recapitalizations and stock splits.

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


NOTE 8 - INCOME TAXES

There is no income tax benefit for operating losses for the years ended December 31, 1999 and 1998 due to the following:

o Current tax benefit - the operating losses cannot be carried back to earlier years.

o Deferred tax benefit - the deferred tax assets were offset by a valuation allowance. Management believes that a valuation allowance is considered necessary since it is more likely than not that the deferred tax asset will not be realized through future taxable income.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999




NOTE 8 - INCOME TAXES (Continued)

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:


                                                          1998         1999
                                                         ------       ------

       Statutory tax benefit                            $ (9,100)    $(256,700)
       Increase in valuation allowance                     9,100       256,700
                                                        --------     ---------
                                                        $      -     $       -
                                                        ========     =========


The components of the net deferred tax assets (liabilities) are as follows:


                                                          1998          1999
                                                         ------        ------

       Net operating loss carryforwards                 $  2,300    $  220,700
       Organization cost                                   1,700         1,400
       Acquisition costs                                   6,800         5,400
       Impairment loss                                         -        40,000
       Valuation allowance                               (10,800)     (267,500)
                                                        --------    ----------

                                                        $      -    $        -
                                                        ========    ==========


The use of net operating loss carryforwards is limited when there has been a substantial change in ownership (as defined) during a three year period. Because of the recent and contemplated changes in common stock and warrants, such a change may occur in the future. In this event, the use of net operating losses each year would be restricted to the value of the Company on the date of such change multiplied by the federal long-term tax exempt rate ("annual limitation"); unused annual limitations may then be carried forward without this limitation.

At December 31, 1999 the Company had net operating loss carryforwards of approximately $530,000 for U.S. income tax purposes which if not used, will expire through 2014. At December 31, 1999, the Company had net operating loss carryforwards of approximately $120,000 for Mexican income tax purposes, which if not used will expire in 2009.


NOTE 9 - SUBSEQUENT EVENT

In February, 2000, the Company sold 25,000,000 units at $.005 per unit represented by one share of common stock and two warrants, each warrant entitling the holder to purchase one share of its common stock at a price of $.01 per share. The total gross proceeds amounted to $125,000.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999







NOTE 10 - PLAN OF MERGER AND PRIVATE PLACEMENT OFFERING

On March 21, 2000 the Company agreed to acquire eNexi Inc. though its newly-formed subsidiary, Silver King Acquisition, Inc. in consideration for 6,000,000 newly-issued shares of the Company's Series A Convertible Preferred Stock, par value $.0001 per share, convertible into 150,000,000 shares of the Company's common stock, par value $.0001 per share. In addition, the Company will assume existing common stock purchase warrants (the "Assumed Warrants") from eNexi, which will be exercisable for shares of the Company's Common Stock at an exercise price of $.10 per share. A principal condition to the merger closing is that the Company receive in escrow at least $5,000,000 in subscription funds for the Series B Convertible Preferred Stock pursuant to a private placement offering of 2,000,000 shares at $2.50 per share, convertible into 50,000,000 shares of common stock. Since the former shareholders of eNexi Inc. will acquire control of the Company upon the merger closing, the merger will be accounted for as a reverse acquisition. Accordingly, for financial statement purposes, eNexi Inc. will be considered the accounting acquiror and the related business combination will be considered as a recapitalization of eNexi Inc., rather than an acquisition by the Company. The Company plans to recapitalize its Common Stock shortly following the Merger. The recapitalization will take the form of either a reverse split or an increase in the authorized capital stock sufficient to fully convert the Series A Shares and the Series B Shares and fully honor the exercise of the Assumed Warrants.