Form 10QSB
period 2000-03-31
SILVER KING RESOURCES INC
filed 2000-05-15
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                       -----------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---   ---

     Shares of the Registrant's Common Stock, par value $.0001 per share, outstanding as of November 18, 1999: 43,075,000.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                           SILVER KING RESOURCES, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Consolidated Balance Sheets
                    March 31, 2000 (unaudited) and December 31, 1999..............................................3

              Consolidated Statements of Operations
                    Three months ended March 31, 2000 and 1999 (unaudited), and August 23, 1988
                    (date of inception) through March 31, 2000 (unaudited)........................................4

              Consolidated Statements of Stockholders' Equity (Deficit)
                    August 23, 1988 (date of inception) through March 31, 2000 (unaudited)........................5

              Consolidated Statements of Cash Flows
                    Three months ended March 31, 2000 and 1999 (unaudited), and August 23, 1988
                    (date of inception) through March 31, 2000 (unaudited)........................................6

              Notes to Consolidated Financial Statements..........................................................7

         Item 2 - Management's Discussion and Analysis or Plan of Operation......................................10

PART II. OTHER INFORMATION

         Item 1 - Legal proceedings..............................................................................14
         Item 2 - Changes in securities and use of proceeds......................................................14
         Item 3 - Defaults upon senior securities................................................................14
         Item 4 - Submission of matters to a vote of security holders............................................14
         Item 5 - Other events...................................................................................14
         Item 6 - Exhibits and reports on Form 8-K...............................................................14

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      December 31,     March 31,
                                                                         1999            2000
                                                                      ------------     ---------
                                     ASSETS

CURRENT ASSETS
     Cash                                                              $   2,853       $   2,271
     Loan receivable from related party                                  665,000              --
                                                                       ---------       ---------
                                                                         667,853           2,271

DEFERRED OFFERING COST                                                        --           3,000
                                                                       ---------       ---------
TOTAL ASSETS                                                           $ 667,853       $   5,271
                                                                       =========       =========

                                  LIABILITIES

CURRENT LIABILITIES
   Loan payable to related party                                       $ 820,000       $ 107,000
   Accounts payable                                                       26,057          39,299
                                                                       ---------       ---------
TOTAL LIABILITIES                                                        846,057         146,299
                                                                       ---------       ---------

                             STOCKHOLDERS' DEFICIT

PREFERRED STOCK - $0.0001 par value, authorized 15,000,000 shares;
   none issued and outstanding                                                --              --

COMMON STOCK - $.0001 par value, authorized 50,000,000 shares;
   issued and outstanding 18,075,000 shares at December 31, 1999 and
   43,075,000 shares at March 31, 2000                                     1,807           4,307

ADDITIONAL PAID-IN-CAPITAL                                               596,527         714,427

WARRANTS OUTSTANDING                                                      14,000          14,000

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                        (790,538)       (873,762)
                                                                       ---------       ---------

TOTAL STOCKHOLDERS' DEFICIT                                             (178,204)       (141,028)
                                                                       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 667,853       $   5,271
                                                                       =========       =========

See the accompanying notes.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       August 23, 1988
                                              Three Months Ended          Inception
                                                   March 31,               Through
                                          --------------------------      March 31,
                                              1999           2000           2000
                                          -----------    -----------   ---------------
COSTS AND EXPENSES
   Exploration costs                      $        --    $     1,055     $ 363,097
   Right of first refusal                          --             --       131,250
   Impairment loss                                 --         36,492       152,896
   Administrative expenses                      1,491         14,954        67,885
   Consulting expenses                         14,500             --        28,500
   Financing fees                                  --             --        50,000
   Depreciation                                    --            300         1,100
   Legal and accounting                            --         45,035       170,670
   Minority interest                               --         (7,671)      (87,613)
   Interest expense                                --             --         2,918
   Other                                           --          4,432         4,432
                                          -----------    -----------     ---------
LOSS FROM OPERATIONS                          (15,991)       (94,597)     (885,135)

INTEREST INCOME                                    --         11,373        11,373
                                          -----------    -----------     ---------
NET LOSS                                  $   (15,991)      $(83,224)    $(873,762)
                                          ===========    ===========     =========
BASIC AND DILUTED LOSS PER COMMON SHARE   $     --       $        --
                                          ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES          11,000,000     34,741,667


                          See the accompanying notes.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               AUGUST 23, 1988 (INCEPTION) THROUGH MARCH 31, 2000
                                   (UNAUDITED)


                                                                                                           Deficit
                                                                                                         Accumulated     Total
                                                                              Additional                 During the   Stockholders'
                                                                     Common    Paid-In-     Warrants     Exploration     Equity
                                                                     Stock     Capital     Outstanding      Stage       (Deficit)
                                                                     ------   ----------   -----------   -----------  -------------
BALANCE, AUGUST 23, 1988 (INCEPTION) THROUGH DECEMBER 31, 1998     $  1,000    $  5,834      $    --      $ (31,834)    $ (25,000)

Issuance of common stock                                             17,025     524,475       14,000             --       555,500

Issuance of 50,000 shares of common stock as financing fee               50      49,950           --             --        50,000

Recapitalization upon reincorporation in the state of Delaware      (16,268)     16,268           --             --            --

Net loss for the year ended December 31, 1999                            --          --           --       (758,704)     (758,704)
                                                                   --------    --------      -------      ---------     ---------
BALANCE AT DECEMBER 31, 1999                                          1,807     596,527       14,000       (790,538)     (178,204)

Issuance of Common Stock, net of offering costs of $4,600             2,500     117,900           --             --       120,400

Net loss for the three months ended March 31, 2000                       --          --           --        (83,224)      (83,224)
                                                                   --------    --------      -------      ---------     ---------
                                                                   $  4,307    $714,427      $14,000      $(873,762)    $(141,028)
                                                                   ========    ========      =======      =========     =========

                          See the accompanying notes.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          Three Months Ended       August 23, 1988
                                                               March 31,             (Inception)
                                                       ----------------------          Through
                                                          1999         2000         March 31, 2000
                                                       ---------     --------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (15,991)    $(83,224)        $(873,762)
  Adjustments to reconcile net loss to net cash
    used in operating activities
        Issuance of common stock as financing fee             --           --            50,000
        Reincorporation fee paid by stockholder               --           --             1,834
        Depreciation                                          --          300             1,100
        Impairment loss                                       --       36,492           152,896
    Changes in net assets and liabilities, net of
      effects from acquisition
        Increase in tax receivable                            --           --           (16,266)
        Increase in accounts payable                          --       13,242            83,774
                                                       ---------     --------          --------
    Net cash used in operating activities                (15,991)     (33,190)         (600,424)
                                                       ---------     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in subsidiary                            (156,250)          --                --
    Mining concessions                                        --           --           (40,000)
    Cost of acquisition                                       --      (48,000)         (284,317)
                                                       ---------     --------          --------
    Net cash used in investing activities               (156,250)     (48,000)         (324,317)
                                                       ---------     --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Miority interest                                          --       11,208            22,028
    Loan receivable                                           --      665,000                --
    Repayment of stockholder loans                            --           --           120,084
    Proceeds from loan payable                           272,500           --           820,000
    Repayment of loan payable                                 --     (713,000)         (713,000)
    Proceeds from issuance of common stock, net
      of offering costs                                   30,500      120,400           680,900
    Deferred offering costs                                   --       (3,000)           (3,000)
    Cash overdraft                                       (25,000)          --                --
                                                       ---------     --------          --------
    Net cash provided by financing activities            278,000       80,608           927,012
                                                       ---------     --------          --------
NET INCREASE (DECREASE) IN CASH                          105,759         (582)            2,271

CASH - BEGINNING OF PERIOD                                    --        2,853                --
                                                       ---------     --------          --------
CASH - END OF PERIOD                                   $ 105,759     $  2,271          $  2,271
                                                       =========     ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
    Interest                                           $     --      $     --          $  2,918
                                                       ========      ========          ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
    Issuance of common stock as financing fee          $     --      $     --          $ 50,000
                                                       ========      ========          ========

                           See the accompanying notes.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The financial statements of Silver King Resources, Inc. and Subsidiary (the "Company") as of March 31, 2000 and for the three months ended March 31, 2000, and 1999 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in
Note 4, the Company has suspended its exploration activities and upon completion of its proposed merger (Note 7) will discontinue its exploration activities. The Company has not commenced its proposed business activities, nor has it received any revenues from operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company intends to raise additional capital through a private offering in order to complete its proposed merger.

The balance sheet does not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - IMPAIRMENT LOSS

During 1999, the Company conducted initial stage exploration of silver-producing properties in Mexico through its subsidiary. Since recent geologic results indicated concentration of potential mineral deposits less than amounts expected by management, the Company has elected to suspend any further exploration activities and, shortly after completion of the merger (Note 7), plans to discontinue all such operations.

In accordance with SFAS No. 121, the Company recorded an impairment loss of $36,492 for the three months ended March 31, 2000, related to the write-down of its recorded net assets.

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 2000

NOTE 5 -  RELATED PARTY TRANSACTIONS

During 1999, the Company loaned $665,000 on a short-term basis to a related corporation which was repaid during the quarter ended March 31, 2000.

During 1999, the Company borrowed $820,000 on a short-term basis from a shareholder and repaid $713,000 during the quarter ended March 31, 2000.

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

In February 2000, the Company sold 25,000,000 units at $.005 per unit represented by one share of common stock and two warrants, each warrant entitling the holder to purchase one share of its common stock at a price of $.01 per share. The total gross proceeds amounted to $125,000. The warrants were assigned no value and were subsequently cancelled.

All references to number of shares and per share amounts on the balance sheets have been adjusted to give retroactive effect to the recapitalizations and stock splits.

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

                   SILVER KING RESOURCES, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 2000

NOTE 7 - PLAN OF MERGER AND PRIVATE PLACEMENT OFFERING

On March 21, 2000, the Company agreed to acquire eNexi Inc. though its newly-formed subsidiary, Silver King Acquisition, Inc. in consideration for 6,000,000 newly-issued shares of the Company's Series A Convertible Preferred Stock, par value $.0001 per share, convertible into 150,000,000 shares of the Company's common stock, par value $.0001 per share. In addition, the Company will assume existing common stock purchase warrants (the "Assumed Warrants") from eNexi Inc., which will be exercisable for shares of the Company's common stock at an exercise price of $0.10 per share. A principal condition to the merger closing is that the Company receive in escrow at least $5,000,000 in subscription funds for the Series B Convertible Preferred Stock pursuant to a private placement offering of 2,000,000 shares at $2.50 per share, convertible into 50,000,000 shares of common stock. Since the former shareholders of eNexi Inc. will acquire control of the Company upon the merger closing, the merger will be accounted for as a reverse acquisition. Accordingly, for financial statement purposes, eNexi Inc. will be considered the accounting acquiror and the related business combination will be considered as a recapitalization of eNexi Inc., rather than an acquisition by the Company. The Company plans to recapitalize its common stock shortly following the merger. The recapitalization will take the form of either a reverse split or an increase in authorized capital stock sufficient to fully convert the Series A shares and the Series B shares and fully honor the exercise of the Assumed Warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    PRIVATE SECURITIES LITIGATION REFORM ACT

     The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail in the Company's Annual Report on Form 10-KSB under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

OVERVIEW

     The Company is a exploration stage mining resource holding company with certain rights to acquire mining concessions at properties located in southern Mexico through its Mexican subsidiary, International Capri Resources S.A. de C.V. ("ICRM"). As none of these properties are in production, the Company has no current operating income or cash flow.

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

     The Company formed a joint venture in May 1999 with ICRM, International Capri Resources Ltd., a British Columbian company ("ICR"), and Zacualpan Minerals, LLC, a Colorado limited liability company ("Zacualpan LLC"), to acquire, explore and, if warranted, develop mining concessions in Mexico with prospective silver mineralization called the Zacualpan Project. The Company has a 60% equity interest in ICRM.

     During 1999, ICRM conducted initial stage exploration at the Zacualpan Project. Since recent geologic results at the Zacualpan Project indicated concentration of potential mineral deposits less than the amounts expected by management, the Company has elected to temporarily suspend any further exploration activities and explore other business opportunities. Toward that end, on March 21, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with eNexi Inc., a development stage company that provides Internet-related services ("eNexi"). Pursuant to the terms of the Merger Agreement, Silver King Acquisition, Inc., a newly formed Delaware corporation and wholly owned subsidiary of the Company ("Sub"), intends to merge (the "Merger") with and into eNexi. As the surviving entity of the Merger, eNexi will be a wholly owned subsidiary of the Company. Upon completion of the Merger, the Company will discontinue all mining operations in full and divest its interest in ICRM through a sale or liquidation event.

     Pursuant to the terms of the Merger Agreement, the Company will acquire 100% of the outstanding capital stock of eNexi for a purchase price consisting of 6,000,000 newly-issued shares of the Company's Series A Convertible Preferred Stock, par value $.0001 per share ("Series A Shares"), which are presently convertible into 150,000,000 shares of the Company's common stock, par value $.0001 per share ("Common Stock"), or approximately 61% of the outstanding shares of Common Stock. In addition, as part of the Merger, the Company has agreed to assume existing eNexi warrants which, following the Merger will permit the issuance of 25,000,000 shares of Common Stock at an exercise price of $.10 per warrant (the "Assumed Warrants"). The Merger is scheduled to close (the "Merger Closing") on the earlier of June 15, 2000, or once certain conditions to the Merger are satisfied or waived. The principal conditions to the Merger Closing are: (i) the completion of a due diligence review by each of the parties to the Merger; and (ii) the completion by the Company of a private placement offering (the "Offering") for a minimum of 2,000,000 newly-issued shares of the Company's Series B Convertible Preferred Stock, par value $.0001 per share ("Series B Shares"), which are convertible into an aggregate 50,000,000 shares of Common Stock. The Company expects to offer the Series B Shares at a price of $2.50 per share to accredited investors to raise gross proceeds of $5,000,000. The proceeds of the Offering would be used to fund operations of eNexi following the Merger.

     Under the terms of the Offering, the Company will conduct a closing for purchases of Series B Shares (the "Offering Closing") simultaneous with the Merger Closing. Neither the Offering Closing or the Merger Closing can occur unless and until the Company receives minimum aggregate subscriptions of $5,000,000 for the Series B Shares during the offering period, which will expire on June 15, 2000. Accordingly, there can be no assurances that the Merger will occur. In the event that the Merger Closing occurs, the Company will continue the operations of eNexi and proceed with the divestiture of its interest in ICRM. In the event that the Merger Closing does not occur, the Company may likely phase out of its mining activities and investigate other possible business opportunities to capitalize on its status as a public corporation.

     As of March 31, 2000, the Company had only nominal cash. At the parent level, the Company has only nominal expenses to preserve its corporate existence, but incurs expenses for legal and accounting services to comply with securities disclosure regulations. Due to the Company's lack of revenues, suspension of its mining exploration activities and the fact that it has not yet commenced the proposed business activities of eNexi, the Company's independent auditors included an explanatory paragraph in their report for the year ended December 31, 1999 as to the substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 As Compared to March 31, 1999

     REVENUES; LOSSES. The Company does not produce silver or any other mineral products, has no revenues from product sales and has suspended its mining exploration business pending the proposed merger with eNexi. During the three months ended March 31, 2000, the Company incurred a net loss of $83,224, as compared to a net loss of $15,991 for the same prior year period. From August 23, 1988, its date of incorporation, through March 31, 2000, the Company has incurred a total net loss of $873,762.

     ADMINISTRATIVE. Administrative expenses were $14,954 for the three months ended March 31, 2000, compared to $1,491 in administrative expenses for the three months ended March 31, 1999. The increase in administrative expenses is the result of office and travel expenses.

     CONSULTING. The Company did not incur any expenses for consulting fees during the three months ended March 31, 2000. Consulting expenses were $14,500 for the three months ended March 31, 1999 in connection with retaining an administrative consultant.

     LEGAL AND ACCOUNTING. Legal and accounting fees were $45,035 for the three months ended March 31, 2000, compared to no legal or accounting fees for the three months ended March 31, 1999. This increase was due to costs associated with private placement offerings of the Company's securities, the preparation of securities filings in compliance with securities disclosure regulations and the negotiation of a merger agreement with eNexi.

     INTEREST EXPENSES. The Company did not incur any interest expenses for the three months ended March 31, 2000 and 1999.

     IMPAIRMENT LOSS. Impairment loss for the three months ended March 31, 2000 was $36,492 compared with no impairment loss for the three months ended March 31, 1999. The impairment loss represents additional write-down of recorded net assets and expenses related to discontinuation of the Company's mining operations.

     EXPLORATION COSTS. Exploration expenses for the three months ended March 31, 2000 were $1,055, compared with no exploration expenses for the three months ended March 31, 1999. The Company does not expect to incur exploration expenses going forward as it plans to change its business from mineral resource exploration to the provision of Internet related services during the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had cash and cash equivalents of $2,271, as compared to cash and cash equivalents and receivables of $667,853 as of December 31, 1999. The decrease in the three months ended March 31, 2000 relative to December 31, 1999 was due to the repayment of a $665,000 loan receivable during the first quarter of fiscal 2000. The Company used those funds toward the repayment of a short-term loan during the first quarter of fiscal 2000.

     The Company received an aggregate of $125,000 in gross proceeds from a private placement of its securities completed in February 2000 in which it sold 25,000,000 units of common stock and warrants at $.005 per unit. Each unit consisted of one share of the Company's common stock and two warrants, with each warrant entitling the holder to purchase one share of the Company's common stock. The warrants were subsequently cancelled.

     The net cash used in operating activities increased from $15,991 for the three months ended March 31, 1999 to $33,190 for the three months ended March 31, 2000. The increase in the net cash used in operating activities was due to installment payments made toward the acquisition of mining concessions by ICRM and related expenses. As it expects to change its line of business during the second quarter of 2000, the Company does not anticipate making further payments on the option contract to acquire the mining concessions. Accordingly, it is not likely that the Company will acquire any mining concessions.

     The net cash provided by financing activities was $80,608 for the three months ended March 31, 2000, compared with $278,000 for the three months ended March 31, 1999. The net cash provided by financing activities during the first quarter of 2000 was due principally to a private placement of the Company's securities completed in February 2000 in which the Company received gross proceeds of $125,000, as well as repayment of a loan receivable of $665,000. This net cash was offset by payment of a $713,000 loan payable.

     The net cash used in investing activities decreased from $156,250 for the three months ended March 31, 1999 to $48,000 for the three months ended March 31, 2000. The $48,000 represented costs incurred by the Company as additional capital contributions to ICRM.

     The Company does not currently have a line of credit with any financial institutions. The Company currently owes $107,000 on a short-term loan from FAC Enterprises, Inc., a principal stockholder.

     The Company has a working capital deficit and is not generating revenues. The Company needs to raise additional funds in the next twelve months in order to continue its operations. As a condition to the merger with eNexi, the Company must receive gross proceeds of $5 million from a private placement offering of its Series B Convertible Preferred Stock. In the event that the merger with eNexi is consummated, the Company will use the net proceeds from the placement of the Series B Convertible Preferred Stock to fund the operations of eNexi.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     In February 2000, the Company sold 25,000,000 units at $.005 per unit for aggregate sales consideration of $125,000. Each unit consisted of one share of the Company's common stock and two common stock purchase warrants at an exercise price of $.01. The units were sold to accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as an issuer transaction not involving a public offering. The warrants granted as part of the private placement transaction were subsequently cancelled.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Events

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit No.        Exhibit                                                 Method of Filing
     -----------        -------                                                 ----------------
     10.19              Amendment to Agreement and Plan of Merger dated as      Filed herewith
                        of April 18, 2000 by and among Silver King Resources,
                        Inc., Silver King Acquisition, Inc., eNexi Inc. and
                        the Principal Stockholders of eNexi Inc.

     27                 Financial Data Schedule                                 Filed herewith

     (b) Reports on Form 8-K

                  None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2000                              Silver King Resources, Inc.


                                                  /s/ Alan Stier
                                                  -------------------------
                                                  Alan Stier, President


Exhibit No.             Exhibit
-----------             -------
10.19                   Amendment to Agreement and Plan of Merger dated as of April 18, 2000  by and among Silver King
                        Resources, Inc., Silver King Acquisition, Inc., eNexi Inc. and the Principal Stockholders of
                        eNexi Inc.

27                      Financial Data Schedule