Form 10QSB
period 2000-06-30
SILVER KING RESOURCES INC
filed 2000-08-14
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

[  ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the Transition Period from _______________ TO ____________.

                                     0-22808
                            (Commission File Numbers)

                              eNexi Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                              7379
         (State or other jurisdiction of                       (Primary Standard Industrial
         incorporation or organization)                        Classification Code Number)


              30 Corporate Park, Suite 455, Irvine California 92606
                    (Address of principal executive offices)

                                 (949) 756-8181
              (Registrants' telephone number, including area code)

  Silver King Resources, Inc., 6025 South Eaton Lane, Littleton, Colorado 80123
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 2000, 9,732,864 shares of Common Stock, par value $.0001 per share of eNexi Holdings, Inc. were issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                     CONTENTS


Balance Sheets                                                                                   F - 2

Statements of Income and Expense                                                                 F - 3

Statement of Stockholders' Equity                                                                F - 4

Statements of Cash Flows                                                                         F - 5

Notes to the Financial Statements                                                                F - 6


                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                                                  June 30, 2000
                                                                                   December 31, 1999             (Consolidated)
                                                                                   ----------------------        -------------------
Current assets:
    Cash and cash equivalents                                                   $            1,196,675        $         4,502,494
    Accounts receivable                                                                          1,336                    166,138
    Other current assets                                                                        10,267                     44,107
                                                                                   ----------------------        -------------------
     Total current assets                                                                    1,208,278                  4,712,739
                                                                                   ----------------------        -------------------
Property and equipment - net                                                                   181,029                    318,494
                                                                                   ----------------------        -------------------
Other assets
    Deposits                                                                                    52,527                     78,410
                                                                                   ----------------------        -------------------
     Total assets                                                               $            1,441,834        $         5,109,643
                                                                                   ======================        ===================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $               88,994          $         218,181
    Accrued liabilities                                                                          7,979                          -
    Loan payable - related party                                                                     -                    107,000
    Notes payable (Note 5)                                                                     394,884                    415,069
    Other current liabilities                                                                        -                     36,878
                                                                                   ----------------------        -------------------
     Total current liabilities                                                                 491,857                    777,128
                                                                                   ----------------------        -------------------
Commitments (Note 4)                                                                                 -                          -

Stockholders' equity: (Note 6)
    Preferred Stock
     Convertible Series A: $0.0001 par value, 6,000,000 shares authorized
        and 0 shares issued and outstanding at June 30, 2000                                         -                          -
     Convertible Series B: $0.0001 par value, 3,000,000 shares
        authorized, and 0 shares issued and outstanding
        at June 30, 2000                                                                             -                          -
    Common Stock
     $0.01 par value, 1,200,000 shares authorized, 1,048,868
        shares issued and outstanding at December 31, 1999
     $0.0001 par value, 50,000,000 shares authorized, 9,732,864
        shares issued and outstanding at June 30, 2000, respectively                            10,489                          974
    Additional paid-in capital                                                               2,435,031                    7,073,386
    Warrants outstanding                                                                             -                       14,000
    Accumulated deficit                                                                     (1,495,543)                  (2,755,845)
                                                                                   ----------------------        -------------------
     Total stockholders' equity                                                                949,977                    4,332,515
                                                                                   ----------------------        -------------------
     Total liabilities and stockholders' equity                                 $            1,441,834          $         5,109,643
                                                                                   ======================        ===================


                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENTS OF INCOME AND EXPENSE

                                   (UNAUDITED)

                                From inception    Three months   From inception
                                 (May 14, 1999)       ended      (May 14, 1999)  Six months ended
                                     through      June 30, 2000      through     June 30, 2000
                                 June 30, 1999   (Consolidated)  June 30, 1999   (Consolidated)
                                  ------------    ------------    ------------    ------------

Net revenues ..................   $       --      $    272,905    $       --      $    369,277
                                  ------------    ------------    ------------    ------------

Operating costs and expense:
    Cost of recurring revenues              35         100,973              35         149,341
    Sales and marketing .......           --           262,787            --           505,701
    General and administrative         147,226         513,509         147,226         911,904
                                  ------------    ------------    ------------    ------------

      Total operating costs and
         expenses .............        147,261         877,269         147,261       1,566,946
                                  ------------    ------------    ------------    ------------

Loss from operations ..........       (147,261)       (604,364)       (147,261)     (1,197,669)

Other income (expense)
    Organization costs ........           --           (99,416)           --           (99,416)
    Interest expense ..........           --            (6,131)           --           (12,204)
    Interest income ...........            861          37,682             861          48,987
                                  ------------    ------------    ------------    ------------

    Loss before provision for
       income taxes ...........       (146,400)       (672,229)       (146,400)     (1,260,302)
                                  ------------    ------------    ------------    ------------

    Provision for income taxes            --              --              --              --
                                  ------------    ------------    ------------    ------------

      Net loss ................   $   (146,400)   $   (672,229)   $   (146,400)   $ (1,260,302)
                                  ============    ============    ============    ============

Net loss per share ............   $      (.173)   $      (.033)   $      (.173)   $      (.113)
                                  ============    ============    ============    ============

Weighted average shares
   outstanding ................        844,368      20,449,746         844,368      11,157,669
                                  ============    ============    ============    ============

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                               Series A Convertible         Series B Convertible
                                 Preferred Stock              Preferred Stock                 Common Stock

                               Number        Par            Number       Par Value       Number           Par           Additional
                              of Shares       Value        of Shares                   of Shares         Value           Paid-in
                                                                                                                         Capital

Balance, December 31, 1999            -      $     -              -      $     -       1,048,868      $     10,489    $   2,435,031

Purchase of stock for cash            -            -              -            -          (2,000)              (20)         (19,980)

Shares issued for stock
   (Note 3)                   6,000,000          600              -            -      43,075,000             4,308          813,843
Adjusting entries to
 reflect reverse acquisition
 (Note 3)                             -            -              -            -      (1,046,868)          (10,469)        (863,893)
Issuance of Series B
Preferred  Stock for cash             -            -      2,009,864          201               -                 -        4,704,250
 1 for 25 reverse stock
 split (Note 6)                       -            -              -            -     (41,352,000)           (4,135)           4,135
Issuance of common stock
 for conversion of Series A
 and Series B Preferred Stock
 (Note 6)                    (6,000,000)        (600)     (2,009,864)       (201)      8,009,864               801                -
Net loss                              -            -               -           -               -                 -                -
                             ------------    ---------    ------------   ----------    -----------    ------------    --------------
Balance, June 30, 2000 -
   consolidated                       -      $     -              -      $     -       9,732,864      $        974    $   7,073,386
                             ============    =========    ============   ==========    ===========    ============    ==============

                               eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                    (CONT'D)

                                                        Retained           Total
                                      Warrants           Earnings       Stockholders'
                                     Outstanding         (Deficit)         Equity
Balance, December 31, 1999    $            -      $  (1,495,543)   $    949,977

Purchase of stock for cash                 -                  -         (20,000)

Shares issued for stock
   (Note 3)                           14,000           (873,762)        (41,011)
Adjusting entries to
reflect reverse acquisition
(Note 3)                                   -            873,762            (600)
Issuance of Series B                       -                  -               -
Preferred  Stock for cash
 1for 25 reverse stock
 split (Note 6)                            -                  -       4,704,451
Issuance of common stock
 for conversion of Series A
 and Series B Preferred
 Stock(Note 6)                             -                  -               -
Net loss                                   -         (1,260,302)     (1,260,302)
                                ------------         -----------     -----------
Balance, June 30, 2000 -
   consolidated               $       14,000      $  (2,755,845)   $  4,332,515
                                ============         ===========   =============

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    From inception              Six months ended
                                                                                    (May 14, 1999)                June 30, 2000
                                                                                 through June 30, 1999           (Consolidated)

    Cash flows provided by operating activities:
      Net loss                                                                  $             (146,400)       $        (1,260,302)
                                                                                   ----------------------        -------------------
    Adjustment to reconcile net loss to cash used by operations:
      Depreciation                                                                                   -                     24,196
      Organization costs                                                                             -                     99,416
    Changes in assets and liabilities
      Accounts receivable                                                                            -                   (164,803)
      Other current assets                                                                           -                    (28,569)
      Deposits                                                                                (115,155)                   (25,881)
      Accounts payable                                                                               -                     89,888
      Accrued liabilities                                                                       10,868                     (7,979)
      Other current liabilities                                                                      -                     36,879
                                                                                   ----------------------        -------------------

        Total adjustments                                                                     (104,287)                    23,147
                                                                                   ----------------------        -------------------

        Net cash used by operations                                                           (250,687)                (1,237,155)

    Cash flows used by investing activities:
      Purchase of property and equipment                                                       (47,354)                  (161,660)
                                                                                   ----------------------        -------------------

        Net cash used by investing activities                                                  (47,354)                  (161,660)

    Cash flows provided by financing activities:
      Proceeds from notes payable                                                              359,127                     20,183
      Purchase of treasury stock                                                                     -                    (20,000)
      Issuance of common stock                                                                 100,250                          -
      Issuance of preferred stock                                                                    -                  4,704,451
                                                                                   ----------------------        -------------------

        Net cash provided by financing activities                                              459,377                  4,704,634
                                                                                   ----------------------        -------------------

        Net increase in cash and cash equivalents                                              161,336                  3,305,819

    Cash and cash equivalents, beginning of period                                                   -                  1,196,675
                                                                                   ----------------------        -------------------

    Cash and cash equivalents, end of period                                    $              161,336        $         4,502,494
                                                                                   ======================        ===================

    Supplemental disclosures of cash flow information

      Cash paid during the period for:
          Interest expense                                                      $                    -        $            12,204
                                                                                   ======================        ===================

    Supplemental disclosures of non-cash operating, investing, and financing activities

          Issuance of stock for net assets acquired                             $                    -        $           104,687
                                                                                   ======================        ===================

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000


1.       INTERIM FINANCIAL INFORMATION

         The financial statements of eNexi Holding, Inc. and Subsidiary (the Company) as of June 30, 2000 and for the six months ended June 30, 2000 and from inception (May 14, 1999) through June 30, 1999, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2000 and from inception through June 30, 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

2.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated.

3.       MERGER AND PRIVATE PLACEMENT

         On May 19, 2000, the board of directors and stockholders of Silver King Resources, Inc., a Delaware corporation ("Silver King"), approved and adopted the Agreement and Plan of Merger, dated as of March 21, 2000, (the "Agreement"), by and among Silver King and Silver King Acquisition, Inc. ("Acquisition Corp"), a wholly-owned subsidiary of Silver King formed for the purpose of the merger. Pursuant to the Agreement, Silver King issued 6,000,000 shares of its Series A Convertible Preferred Stock, convertible into 150,000,000 shares of Silver King's common stock, par value $.0001 per share to the stockholders of eNexi, Inc., in exchange for 100% of the outstanding capital stock of eNexi, Inc. Simultaneously, Silver King issued 2,009,864 shares at $2.50 per share of Series B Convertible Preferred Stock, convertible to 50,246,600 shares of common stock.

         In addition, Silver King assumed existing common stock purchase warrants from eNexi, Inc. which will be exchanged for 25,000,000 shares of common stock of Silver King at an exercise price of $.10 per share.

         Since the former  shareholders of eNexi, Inc. acquired control of the Silver King through Acquisition Corp. upon the completion of the merger , the merger was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, eNexi, Inc. was considered the accounting aquiror and the related business combination was considered a recapitalization of eNexi, Inc. rather than an acquisition by Silver King. The historical
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

3.       MERGER AND PRIVATE PLACEMENT (Continued)

         financial statements prior to May 19, 2000, will be those of eNexi, Inc. but the name of the corporation going forward will be eNexi Holdings, Inc. formerly known as Silver King Resources, Inc.

4.       COMMITMENTS

         Operating Lease

         On July 1, 2000, the Company entered into a new non-cancelable operating lease for its office space which expires June 30, 2002.

         Future minimum lease payments for this new lease are as follows:

                                In the year ended December 31,
                                ------------------------------
                2000                    $ 88,540
                2001                     180,622
                2002                      92,082
                                        --------
                                        $361,244
                                        ========

5.       SUBSEQUENT EVENTS

         Extinguishment of Related Party Debt

         In July 2000, the Company has agreed to exchange its 60% interest in International Capri Resources, SA de CV, which has a carrying value of $0 on the Company's books for $107,000, which was borrowed on a short term basis from a former shareholder. The transaction will result in a gain of $107,000 if consummated.

         Payoff of Notes Payable

         In July 2000, the Company paid off all of its notes payable totaling $415,069 plus accrued interest of $1,636.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

5.       SUBSEQUENT EVENTS (Continued)

         Sale of VirtuallyFreeInternet.com

         In June 2000, the Company created a wholly owned subsidiary, Viaduct II (an Indiana corporation). The Company then sold its VirtuallyFreeInternet.com subscriber base, data base of unserviced affiliates, and its related domain names, "virtually freeinternet.com" and "vfmail.com", to Viaduct II for $1.

         On June 28, 2000, the Company entered into an agreement to sell its wholly owned subsidiary, Viaduct II, to Galaxy Online, Inc. (a Yukon Territory, Canada corporation). The Company exchanged all of the issued and outstanding common stock of Viaduct II for 342,253 common shares of Galaxy Online, Inc. The sale was effective and closed on July 10, 2000. The Company received 85,563 common shares with a per share price of $1.18 for a total market value of $100,964. In addition, the remaining 256,690 common shares of Galaxy Online, Inc. will be held in escrow until June 28, 2002. On or before June 28, 2002, Galaxy Online, Inc. has the option to give the Company the shares held in escrow or $364,500 in cash.

         The following are unaudited pro forma condensed income statements showing the effects of the sale:

                                           Pro Forma Condensed Income Statements

                                                                   From inception (May
                                                                    14, 1999) through           Six months ended
                                                                      June 30, 1999              June 30, 2000
                                                                                                  Consolidated
                                                                  -----------------------    -----------------------

          Revenue                                                  $                  -      $             242,899
                                                                      ===================       ====================

          Loss from continuing operations                          $                  -      $            (581,099)
                                                                      ===================       ====================

          Discontinued operations:
               Loss from operations of disposed business
                  segment                                          $           (147,261)     $            (616,570)
                                                                      ===================       ====================
               Gain on disposal of business segment                $            100,964      $             100,964
                                                                      ===================       ====================
          Net loss                                                 $            (45,436)     $          (1,159,338)
                                                                      ===================       ====================

          Earnings per share assuming dilution (or diluted earnings per share):
               Income from continuing operations                   $                  -      $              (0.052)
                                                                      ===================       ====================
               Discontinued operations                             $              (.055)     $              (0.046)
                                                                      ===================       ====================

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 2000

6.       CAPITAL STOCK

         Preferred Stock

         The Company authorized 6,000,000 shares of preferred stock, $0.0001 par value per share.

         Series A Convertible Preferred Stock

         The Company authorized 6,000,000 shares of Series A Convertible Preferred Stock, $0.0001 par value per share, convertible into 25 shares of common stock. The Series A Convertible Preferred Stock has voting rights equal to the number of shares of common stock issuable upon conversion of such shares.

         Series B Convertible Stock

         The Company authorized 3,000,000 shares of Series B Convertible Preferred Stock, $0.0001 par value per share, convertible into 25 shares of common stock. The Series B Convertible Preferred Stock has voting rights equal to the number of shares of common stock issuable upon conversion of such shares.

         Reverse Stock Split

         On May 25, 2000, the Company's Board of Directors authorized a 1 for 25 reverse stock split of the Company's $0.0001 par value common stock effective June 26, 2000, for all common stockholders of record at June 23, 2000. As a result of the reverse split, 41,352,000 shares of common stock were returned to the Company, and additional paid-in capital was increased by $4,135. All references in the accompanying financial statements to the number of common shares and per-share amounts for June 30, 2000 and the three and six month period then ended have been restated to reflect the reverse stock split.

         Conversion of Preferred Stock

         The 1 for 25 reverse stock split authorized by the Company's Board of Directors on May 25, 2000 will automatically convert the Company's Series A and Series B Convertible Preferred Stock on a 1 for 1 basis into shares of common stock, after the reverse stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    PRIVATE SECURITIES LITIGATION REFORM ACT

     The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail in the Company's Annual Report on Form SB-2 under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.


OVERVIEW

     eNexi Holdings, Inc. (formerly known as Silver King Resources, Inc.) is a development stage Internet company that creates company-owned direct response and content delivery web sites. There are two web sites currently in operation: dollars4mail.com and myquickinfo.com.

     Dollars4mail.com provides subscribers with an opportunity to earn money while using their free web-based email account, while shopping on any one of the 400 affiliated shopping sites, and while playing casino and action games. Subscribers can also earn money by signing up for other online programs or for online sweepstakes that are affiliated with the site.

     Dollars4mail.com generates revenues by providing Internet advertisers with a targeted audience for opt-in emails and banner ads and shares revenues with those subscribers who utilize some or all of the services offered on its web sites. It also shares a portion of the revenues generated by other subscribers that they have referred to the site.

     Myquickinfo.com, launched on July 31,2000, allows subscribers to create individualized newsletters from approximately 1,500 headline news links on the Internet. The web site generates revenues from banner ads placed in the newsletters and from the sales created through the affiliated shopping sites that are linked in the newsletters.

     During the quarter ended June 30, 2000, the Company also operated the company-owned web site virtuallyfreeinternet.com, a nationwide Internet service provider. Revenues from virtuallyfreeinternet.com were $66,093 for the quarter. On June 28, 2000, the Company signed an agreement to sell the subscriber base to Galaxy Internet. The sale was consummated on July 10, 2000 in exchange for 342,253 shares of Galaxy common stock. 85,563 shares of the common stock were unrestricted and those shares were immediately sold. The remaining 256,690 shares are restricted for 24 months.

         The total number of subscribers to company-owned web sites increased from approximately 30,000 subscribers at March 31, 2000 to approximately 175,000 as of June 30, 2000.

         On July 17, 2000, the Company changed its name from Silver King Resources, Inc. to eNexi Holdings, Inc.


RESULTS OF OPERATIONS

         The Company was incorporated on May 14, 1999. From that date, through June 30, 1999, the Company was in the process of initiating operations and hiring employees. For these reasons, we believe that comparing the results of operations for the quarter ended June 30, 2000 to the results of operations for the quarter ended June 30, 1999 would not provide any meaningful information and therefore we have not provided such comparative information.

Three Months Ended June 31, 2000

         REVENUES; LOSSES. During the period, Company revenues were derived from two company-owned web sites: dollars4mail.com and virtuallyfreeinternet.com. Gross revenues from dollars4mail.com were $206,812, representing 75.8% of the total and gross revenues from virtuallyfreeinternt.com were $66,093, representing 24.2% of the total. From April 1, 2000 to June 30, 2000, the Company incurred a loss of $672,229.

         COST OF SALES. Costs of sales consist of the costs associated with connecting members to the Internet, providing email services, points of presence or POP's (dial-up telephone access), commissions earned by subscribers on all company-owned web sites, and credit card processing fees. The Company incurred a total of $100,973 is cost of sales of which $36,927 were associated with virtuallyfreeinternet.com.

         SALES AND MARKETING. Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the company-owned web sites, and new market penetration costs. Total marketing costs for the quarter were $262,787 of which $56,971 was associated with virtuallyfreeinternet.com.

         ADMINISTRATIVE. During the quarter ended June 30, 2000, administrative expenses were $513,509. Of the total, labor costs were $275,315 and consulting costs were $36,496. Administrative costs directly related to virtuallyfreeinternet.com were $15,729.

         On July 1, 2000, the Company signed a new lease and subsequently moved into a larger location, approximately 7,000 square feet. The lease term is two years with an option for three additional years.

         INTEREST EXPENSE. Interest expense for the quarter was $6,131 and was derived from notes due to related parties.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had cash and cash equivalents of $4,502,494 and receivables of $166,138. The increase in accounts receivable relates to dollars4mail.com and the additional sales from advertising companies whose terms range from 30 to 90 days.

         On, May 19, 2000, the Company completed a reverse merger with Silver King Resources, Inc. In conjunction with the reverse merger, the Company closed a private placement selling 2,009,864 shares of Series B Convertible Preferred Stock in exchange for receiving gross proceeds of $5,024,660. The Company incurred organization costs in completing this reverse merger of $99,416 that was based on the value of common stock shares of 1,046,868 at an exercise price of $.10 per share. Refer to Section 3. of the Notes To Financial Statements for additional information.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

         On, May 19, 2000, the Company completed a reverse merger with Silver King Resources, Inc. The Company received 6,000,000 shares of Series A Convertible Preferred Stock in exchange for 100% of the common stock of eNexi, Inc. In conjunction with the reverse merger, the Company closed a private placement selling 2,009,864 shares of Series B Convertible Preferred Stock in exchange for receiving gross proceeds of $5,024,660.

         On July 17, all Preferred Stock was converted at a rate of 1:25. The total number of common stock shares after the conversion was 243,321,600. Simultaneously with the conversion, the Company affected a 25:1 reverse split. The total numbers of shares outstanding following the 25:1 reverse split were 9,732,864.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Events

     None.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

         Date                       Reported Event

         May 24, 2000               Merger of eNexi, Inc. and Silver King Acquisition, Inc.

         July 17, 2000              Amendment to Company's filing on Form 8-K, dated May 24, 2000.

         July 25, 2000              Disposition of eNexi's Internet-access-related assets to Galaxy Online, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                     ENEXI HOLDINGS, INC.


August 14, 2000                             By:      /s/ Larry Mayle
                                                         Larry Mayle
                                                         Chief Executive Officer