Form 10QSB
period 2000-09-30
SILVER KING RESOURCES INC
filed 2000-11-14
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2000, 9,732,864 shares of Common Stock, par value $.0001 per share, of eNexi Holdings, Inc. were issued and outstanding.

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

Notes to the Financial Statements                                                                F - 7



                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             ASSETS
                                                                                                               September 30, 2000
                                                                                   December 31, 1999             (Consolidated)

Current assets:
    Cash and cash equivalents                                                   $            1,196,675        $           3,555,793
    Accounts receivable                                                                          1,336                       84,234
    Other current assets                                                                        10,267                        1,734
                                                                                   ----------------------        -------------------

     Total current assets                                                                    1,208,278                    3,641,761
                                                                                   ----------------------        -------------------
Property and equipment - net                                                                   181,029                      304,418
                                                                                   ----------------------        -------------------
Other assets
    Investment  (Note 5)                                                                             -                      364,500
    Deposits                                                                                    52,527                       44,949
                                                                                   ----------------------        -------------------
     Total assets                                                               $            1,441,834        $           4,355,628
                                                                                   ======================        ===================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $               88,994        $              67,774
    Accrued liabilities                                                                          7,979                            -
    Notes payable (Note 5)                                                                     394,884                            -
    Other current liabilities                                                                        -                          563
                                                                                   ----------------------        -------------------
     Total current liabilities                                                                 491,857                       68,337
                                                                                   ----------------------        -------------------
Commitments (Note 4)                                                                                 -                            -

Stockholders' equity: (Note 6)
    Preferred Stock
     Convertible Series A: $0.0001 par value, 6,000,000 shares authorized
        and 0 shares issued and outstanding at September 30, 2000                                    -                            -
     Convertible Series B: $0.0001 par value, 3,000,000 shares
        authorized, and 0 shares issued and outstanding
        at September 30, 2000                                                                        -                            -
    Common Stock
     $0.01 par value, 1,200,000 shares authorized, 1,048,868
        shares issued and outstanding at December 31, 1999
     $0.0001 par value, 50,000,000 shares authorized, 9,732,864
        shares issued and outstanding at September 30, 2000, respectively                       10,489                          974
    Additional paid-in capital                                                               2,435,031                    7,073,386
    Warrants outstanding                                                                             -                       14,000
    Accumulated deficit                                                                     (1,495,543)                  (2,801,069)
                                                                                   ----------------------        -------------------
     Total stockholders' equity                                                                949,977                    4,287,291
                                                                                   ----------------------        -------------------
     Total liabilities and stockholders' equity                                 $            1,441,834        $           4,355,628
                                                                                   ======================        ===================

The accompanying notes are an integral part of these financial statements.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENTS OF INCOME AND EXPENSE
                                   (UNAUDITED)

                                                                                             From inception
                                                                 Three months ended          (May 14, 1999)        Nine months ended
                                     Three months ended          September 30, 2000              through          September 30, 2000
                                     September 30, 1999            (Consolidated)           September 30, 1999      (Consolidated)
                                    ----------------------     -----------------------    ----------------------  ------------------

Net revenues                         $               -         $             79,590        $                -      $        322,490
                                    ----------------------     -----------------------    ----------------------  ------------------
Operating costs and expenses:
    Cost of recurring revenues                  32,696                       20,999                    32,732                99,052
    Sales and marketing                         46,531                       89,750                    46,530               445,537
    General and administrative                 608,067                      638,846                   755,295             1,124,575
    Organization costs                               -                            -                         -                99,416
                                    ----------------------     -----------------------    ----------------------  ------------------
      Total operating costs and
        expenses                               687,294                      749,595                   834,557             1,768,580
                                    ----------------------     -----------------------    ----------------------  ------------------
Loss from operations                          (687,294)                    (670,005)                 (834,557)           (1,446,090)

Other income (expense):
    Interest expense                            (1,162)                      (1,638)                   (1,162)              (10,071)
    Interest income                                898                       60,563                     1,759                80,926
    Gain from disposal of
      investment interest (Note 5)                   -                      107,000                         -               107,000
    Other income - net                               -                        2,970                         -                 1,292
                                    ----------------------     -----------------------    ----------------------  ------------------
Loss from continued
   operations before income tax
   provision                                  (687,558)                    (501,110)                 (833,960)           (1,266,943)
                                    ----------------------     -----------------------    ----------------------  ------------------
Provision for income taxes                           -                            -                         -                     -
                                    ----------------------     -----------------------    ----------------------  ------------------
Loss from continued operations                (687,558)                    (501,110)                 (833,960)           (1,266,943)
                                    ----------------------     -----------------------    ----------------------  ------------------
Discontinued operations:
    Loss from operation of
       disposed business segment,
       net of tax                                    -                       (9,578)                        -              (504,047)
    Gain on disposal of business
       segment, net of tax                           -                      465,464                         -               465,464
                                    ----------------------     -----------------------    ----------------------  ------------------
      Net loss                      $         (687,558)        $            (45,224)       $         (833,960)     $     (1,305,526)
                                    ======================     =======================    ======================  ==================

Loss from continuing
   operations per share             $            (0.95)        $              (0.05)       $            (1.15)     $         (0.31)
Loss from operation of
   disposed business
  segment per share                                  -                        (0.01)                        -                (0.13)
Gain on disposal of business
   segment per share                                 -                         0.05                         -                 0.12
                                    ----------------------     -----------------------    ----------------------  ------------------
      Net loss per share            $            (0.95)        $              (0.01)       $            (1.15)     $         (0.32)
                                    ======================     =======================    ======================  ==================

Weighted average shares outstanding            723,000                    9,732,864                   722,842             4,037,761
                                    ======================     =======================    ======================  ==================

The accompanying notes are an integral part of these financial statements.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                 Series A Convertible         Series B Convertible
                                   Preferred Stock              Preferred Stock                 Common Stock
                               -------------------------    -------------------------    ----------------------------

                                 Number        Par            Number        Par            Number           Par           Additional
                                of Shares       Value        of Shares       Value       of Shares         Value           Paid-in
                                                                                                                           Capital
                               ------------    ---------    ------------    ---------    -----------    -------------   ------------

Balance, December 31, 1999              -      $      -             -       $    -       1,048,868      $     10,489   $  2,435,031

Purchase of stock for cash              -             -             -            -          (2,000)              (20)       (19,980)
(Note)

Shares issued for common
stock (Note 3)                  6,000,000           600             -            -       43,075,000            4,308        813,843

Adjusting entries to reflect            -             -             -            -       (1,046,868)         (10,469)      (863,893)
 reverse acquisition (Note 3)

Issuance of Series B
 Preferred  Stock for cash              -             -      2,009,864         201                -                -      4,704,250

1 for 25 reverse stock split
  (Note 6)                              -             -              -           -      (41,352,000)          (4,135)         4,135

Issuance of common stock
 for conversion of Series A
 and Series B Preferred Stock
 (Note 6)                      (6,000,000)         (600)    (2,009,864)       (201)       8,009,864              801              -
Net loss
                               ------------    ---------    ------------    ---------    -----------    -------------   ------------
Balance, September 30, 2000
 - consolidated                         -      $      -              -      $    -        9,732,864     $        974    $ 7,073,386
                               ============    =========    ============    =========    ===========    =============   ============

The accompanying notes are an integral part of these financial statements.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

(CONT'D)
                                Retained           Total
                                 Earnings       Stockholders'
                                (Deficit)         Equity
                                -------------   -------------

Balance, December 31, 1999     $  (1,495,543)   $    949,977

Purchase of stock for cash                 -         (20,000)
(Note)

Shares issued for common
stock (Note 3)                      (873,762)        (41,011)

Adjusting entries to reflect         873,762            (600)
 reverse acquisition (Note 3)

Issuance of Series B
 Preferred  Stock for cash                 -       4,704,250

1 for 25 reverse stock split
  (Note 6)                                 -               -

Issuance of common stock
 for conversion of Series A
 and Series B Preferred Stock
 (Note 6)                                  -               -
Net loss                          (1,305,526)     (1,305,526)
                                 ------------     -----------
Balance, September 30, 2000
 - consolidated                  $(2,801,069)    $ 4,287,291
                                 ============    ============



The accompanying notes are an integral part of these financial statements.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           From inception
                                                                           (May 14, 1999)             Nine months ended
                                                                               through               September 30, 2000
                                                                         September 30, 1999            (Consolidated)
                                                                         ----------------------     --------------------

    Cash flows provided by operating activities:
      Net loss                                                           $          (833,960)       $        (1,305,526)
                                                                         ----------------------     --------------------
    Adjustment to reconcile net loss to cash used by operations:
      Depreciation                                                                    16,486                     41,605
      Organization costs                                                                   -                     99,416
      Gain from sale of discontinued operations                                            -                   (465,464)
      Gain from disposal of investment interest                                            -                   (107,000)
      Other                                                                                -                     (1,292)
    Changes in assets and liabilities:
      Accounts receivable                                                                  -                    (82,898)
      Other current assets                                                           (15,839)                    13,804
      Deposits                                                                       (39,879)                     7,580
      Accounts payable                                                                64,101                    (60,519)
      Accrued liabilities                                                             14,337                     (7,979)
      Other current liabilities                                                            -                        563
                                                                         ----------------------     --------------------
        Total adjustments                                                             39,206                   (562,184)
                                                                         ----------------------     --------------------
        Net cash used by operations                                                 (794,754)                (1,867,710)
                                                                         ----------------------     --------------------
    Cash flows used by investing activities:
      Investment                                                                           -                   (364,500)
      Proceeds from sale of discontinued operations                                        -                    465,464
      Purchase of property and equipment                                            (188,369)                  (167,037)
      Securities received for discontinued operations                                      -                   (100,964)
      Proceeds from sale of securities                                                     -                    104,298
                                                                         ----------------------     --------------------
        Net cash used by investing activities                                       (188,369)                   (62,739)
                                                                         ----------------------     --------------------
    Cash flows provided by financing activities:
      Proceeds from notes payable                                                    394,884                   (394,884)
      Purchase of treasury stock                                                           -                    (20,000)
      Issuance of common stock                                                     2,100,520                  4,704,451
                                                                         ----------------------     --------------------
        Net cash provided by financing activities                                  2,495,404                  4,289,567
                                                                         ----------------------     --------------------
        Net increase in cash and cash equivalents                                  1,512,281                  2,359,118

    Cash and cash equivalents, beginning of period                                         -                  1,196,675
                                                                         ----------------------     --------------------
    Cash and cash equivalents, end of period                             $         1,512,281        $         3,555,793
                                                                         ======================     ====================

The accompanying notes are an integral part of these financial statements.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            From inception
                                                                            (May 14, 1999)             Nine months ended
                                                                               through                September 30, 2000
                                                                          September 30, 1999            (Consolidated)
                                                                         ----------------------     --------------------
    Supplemental disclosures of cash flow information
      Cash paid during the period for:
          Interest expense                                             $                1,162       $            13,842
                                                                       ========================     =====================

    Supplemental disclosures of non-cash operating, investing, and financing activities

          Issuance of stock for net assets acquired                    $                    -       $           104,687
                                                                       ========================     =====================



The accompanying notes are an integral part of these financial statements.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000



1.       INTERIM FINANCIAL INFORMATION

         The financial statements of eNexi Holding, Inc. and Subsidiary (the Company) as of September 30, 2000 and for the nine months ended September 30, 2000 and from inception (May 14, 1999) through September 30, 1999, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2000 and from inception through September 30, 1999 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 1999 was derived from audited financial statements.

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

3.       MERGER AND PRIVATE PLACEMENT

         On May 19, 2000, the board of directors and stockholders of Silver King Resources, Inc., a Delaware corporation ("Silver King"), approved and adopted the Agreement and Plan of Merger, dated as of March 21, 2000, (the "Agreement"), by and among Silver King and Silver King Acquisition, Inc. ("Acquisition Corp"), a wholly-owned subsidiary of Silver King formed for the purpose of the merger. Pursuant to the Agreement, Silver King issued 6,000,000 shares of its Series A
         Convertible Preferred Stock, convertible into 6,000,000 shares of Silver King's common stock, par value $.0001 per share to the stockholders of eNexi, Inc., in exchange for 100% of the outstanding capital stock of eNexi, Inc. Simultaneously, Silver King issued 2,009,864 shares at $2.50 per share of Series B Convertible Preferred Stock, convertible to 2,009,864 shares of common stock.

         In addition, Silver King assumed existing common stock purchase warrants from eNexi, Inc. which will be exchanged for 1,000,000 shares of common stock of Silver King at an exercise price of $2.50 per share.

         Since the former shareholders of eNexi, Inc. acquired control of the Silver King through Acquisition Corp. upon the completion of the merger , the merger was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, eNexi, Inc. was considered the accounting acquiror and the related business combination was considered
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000


3.       MERGER AND PRIVATE PLACEMENT (Continued)

          a recapitalization of eNexi, Inc. rather than an acquisition by Silver King. The historical financial statements prior to May 19, 2000, will be those of eNexi, Inc. but the name of the corporation going forward will be eNexi Holdings, Inc. formerly known as Silver King Resources, Inc.

4.       COMMITMENTS

         Operating Lease

         On July 1, 2000, the Company entered into a new non-cancelable operating lease for its office space that expires September 30, 2002.

         Future minimum lease payments for this new lease are as follows:

                                              In the year ended December 31,
                                         ---------------------------------------
                                            2000                   $  88,540
                                            2001                     180,622
                                            2002                      92,082
                                                                     ---------

                                                                   $ 361,244
                                                                     =========

         On October 30, 2000, the Company assigned a computer lease which required monthly payments totaling $11,480.

5.       OTHER EVENTS

         Extinguishment of Related Party Debt

         In July 2000, the Company has agreed to exchange its 60% interest in International Capri Resources, SA de CV, which has a carrying value of $0 on the Company's books for $107,000, which was borrowed on a short term basis from a former shareholder. The transaction resulted in a gain of $107,000.

         Payoff of Notes Payable

         In July 2000, the Company paid off all of it's notes payable totaling $415,069 plus accrued interest of $1,636.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000

5.       OTHER EVENTS (Continued)

         Sale of VirtuallyFreeInternet.com

         In June 2000, the Company created a wholly owned subsidiary, Viaduct II (an Indiana corporation). The Company then sold its VirtuallyFreeInternet.com subscriber base, data base of unserviced affiliates, and its related domain names, "virtuallyfreeinternet.com" and "vfmail.com" to Viaduct II for $1.

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

         Series A Convertible Preferred Stock

         The Company authorized 6,000,000 shares of Series A Convertible Preferred Stock, $0.0001 par value per share, convertible into one share of common stock. The Series A Convertible Preferred Stock has voting rights equal to the number of shares of common stock issuable upon conversion of such shares.

         Series B Convertible Stock

         The Company authorized 3,000,000 shares of Series B Convertible Preferred Stock, $0.0001 par value per share, convertible into one share of common stock. The Series B Convertible Preferred Stock has voting rights equal to the number of shares of common stock issuable upon conversion of such shares.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 2000


6.       CAPITAL STOCK (Continued)

         Reverse Stock Split

         On May 25, 2000, the Company's Board of Directors authorized a 1 for 25 reverse stock split of the Company's $0.0001 par value common stock effective June 26, 2000, for all common stockholders of record at June 23, 2000. As a result of the reverse split, 41,352,000 shares of common stock were returned to the Company, and additional paid-in capital was increased by $4,135. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

         Conversion of Preferred Stock

         The 1 for 25 reverse stock split authorized by the Company's Board of Directors on May 25, 2000 automatically converted the Company's Series A and Series B Convertible Preferred Stock on a 1 for 1 basis into shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.



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

     During the quarter ended September 30, 2000, the Company also operated the Company's previously owned web site virtuallyfreeinternet.com, a nationwide Internet service provider. On June 28, 2000, the Company signed an agreement to sell the subscriber base to Galaxy Internet. The sale was consummated on July 10, 2000 in exchange for 342,253 shares of Galaxy common stock. 85,563 shares of the common stock were unrestricted and those shares were immediately sold. The remaining 256,690 shares are restricted for 24 months. The Company agreed to operate the site on behalf of Galaxy Internet for the month of July 2000.

     The total number of subscribers to company-owned web sites increased from approximately 175,000 as of June 30, 2000, to approximately 335,000 as of September 30, 2000.

     On July 17, 2000, the Company changed its name from Silver King Resources, Inc. to eNexi Holdings, Inc.


RESULTS OF OPERATIONS

     The Company was incorporated on May 14, 1999. From that date, through September 30, 1999, the Company was in the process of initiating operations and hiring employees. For these reasons, we believe that comparing the results of operations for the quarter ended September 30, 2000 to the results of operations for the quarter ended September 30, 1999 would not provide any meaningful information and therefore we have not provided such comparative information.

Three Months Ended September 30, 2000

     REVENUES; LOSSES. During the period, Company revenues were derived from its company-owned web site, dollars4mail.com. Gross revenues from operations were $79,590. From July 1, 2000 to September 30, 2000, the Company incurred an operating loss of $501,110. In addition, the Company incurred a loss from the operation in its disposed virtuallyfreeinternet.com business segment of $9,578 and a gain on the sale of this business of $465,464.

     COST OF SALES. Costs of sales consist of the costs associated with connecting members to the Internet, providing email services, points of presence or POP's (dial-up telephone access), commissions earned by subscribers on all company-owned web sites, and credit card processing fees. The Company incurred a total of $20,999 in cost of sales.

     SALES AND MARKETING. Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the company-owned web sites, and new market penetration costs. Total marketing costs for the quarter were $89,750.

     ADMINISTRATIVE. During the quarter ended September 30, 2000, administrative expenses were $638,846. Of the total, labor costs were $353,932 and consulting costs were $47,777.

     On July 1, 2000, the Company signed a new lease and subsequently moved into a larger location, approximately 7,000 square feet. The lease term is two years with an option for three additional years. On October 30, the Company assigned a computer lease which requires monthly payments totaling $11,480.

     INTEREST EXPENSE. Interest expense for the quarter was $1,638 and was derived from notes due to related parties.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash and cash equivalents of $3,555,793 and receivables of $84,234. The increase in accounts receivable relates to dollars4mail.com and the additional sales from advertising companies whose terms range from 30 to 90 days.

     On, May 19, 2000, the Company completed a reverse merger with Silver King Resources, Inc. In conjunction with the reverse merger, the Company closed a private placement selling 2,009,864 shares of Series B Convertible Preferred Stock in exchange for receiving gross proceeds of $5,024,660. The Company incurred organization costs in completing this reverse merger of $99,416 that was based on the value of common stock shares of 1,046,868 at an exercise price of $.10 per share. Refer to Note 3 of the Notes To Financial Statements for additional information.

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

  (b)  Reports on Form 8-K

         Date                       Reported Event

         July 17, 2000              Amendment to Company's filing on Form 8-K, dated May 24, 2000.

         July 25, 2000              Disposition of eNexi's Internet-access-related assets to Galaxy Online, Inc.

         September 5, 2000          Change in Registered Accountants from Cogen Sklar LLP to Mendoza, Berger and  Company LLC

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                         ENEXI HOLDINGS, INC.


November 14, 2000                           By:      /s/ Larry Mayle
                                                         Larry Mayle
                                                         Chief Executive Officer