Form 10KSB
period 2000-12-31
ENEXI HOLDINGS INC
filed 2001-04-02
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000
                          -----------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

                         Commission file number 0-22808

                              eNexi HOLDINGS, INC.
- --------------------------------------------------------------------------------
           (Name of Small Business issuer as specified in its charter)

                                Delaware                                                65-0884085
    -----------------------------------------------------------------        ----------------------------------
                    (State or Other Jurisdiction of                                  (I.R.S. Employer
                     Incorporation or Organization)                                 Identification No.)

             30 Corporate Park, Suite 455, Irvine, California 92606
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (949) 756-8181
 -------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                              Name of Each Exchange
                     Title of Each Class on Which Registered

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                    Common Stock, $.0001 par value per share
- --------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes X No

     Indicate by check mark if no disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

     The issuer's revenues for its most recent fiscal year were $368,226.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 30, 2001, was approximately $2,830,856.88 based upon the closing sale price of the Registrant's Common Stock on the OTC Bulletin Board of $0.3125 per share of Common Stock on that date. See Footnote (1) below.

     The  number  of  shares  outstanding  of  the  registrant's   Common  Stock
outstanding as of December 31, 2000 was 9,732,864.

- --------------------------
     (1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.


Documents Incorporated By Reference:

         Reference is made in Part III of this Report to the Registrant's Form SB-2 Registration Statement (File No. 333-39520), as filed on June 16, 2000, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to Amendment Number 1 to the Registrant's Form SB-2 Registration Statement (File No. 333-39520), as filed on August 22, 2000, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to Amendment Number 2 to the Registrant's Form SB-2 Registration Statement (File No. 333-39520), as filed on November 9, 2000, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to Amendment Number 3 to the Registrant's Form SB-2 Registration Statement (File No. 333-39520), as filed on December 21, 2000, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to the Registrant's Current Report on Form 8-K, as filed on July 25, 2000, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to the Registrant's Current Report on Form 8-K, as filed on May 24, 2000, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed on April 14, 2000, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to the Registrant's Form 10-SB Registration Statement, as filed on July 8, 1999, which is hereby incorporated by reference.

         Transitional Small Business Disclosure Format:  Yes ______; No     X
                                                                        --------

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

History

     We originally incorporated under the laws of the State of Florida under the name Arngre, Inc. On June 24, 1999, we merged with and into Silver King Resources (Delaware), Inc., a newly-formed Delaware corporation. Silver King (Delaware), Inc., the surviving corporation of the merger, was formed for the purpose of the merger and had no prior operating history. Immediately after the completion of the merger, we changed our name to Silver King Resources, Inc.

     On May 19, 2000, Silver King Acquisitions, Inc., a Delaware corporation and a wholly owned subsidiary of us, merged with and into eNexi Inc., a Delaware corporation. eNexi Inc., as the surviving entity after the merger, is a wholly owned subsidiary of us. On July 17, 2000, we changed our name to eNexi Holdings, Inc. to reflect the change in our business plan.


Recent Change of Business

     Until our merger with eNexi, Inc., we were an exploration stage mineral resource holding company. From inception through 1998, we were inactive, having been formed to identify private business opportunities that would capitalize on our status as a public corporation. Commencing in early 1999, we began operations as an exploration-stage mineral resource holding company operating through its Mexican subsidiary, International Capri Resources, S.A. de C.V., a joint venture in which we owned a 60% interest. During 1999, the Mexican subsidiary conducted initial stage exploration of silver-producing properties in Zacualpan, Mexico. Because geologic results at the Zacualpan project indicated concentration of potential mineral deposits less than the amounts expected by management, we elected to temporarily suspend any further exploration activities and explore other business opportunities. Toward that end, on March 21, 2000, we entered into an Agreement and Plan of Merger with eNexi Inc., a company that provides Internet-related services. Pursuant to the terms of the merger Agreement, Silver King Acquisition, Inc., a newly formed Delaware corporation and wholly owned subsidiary of us, merged with and into eNexi. As the surviving entity of the merger, eNexi is a wholly owned subsidiary of us. Since the completion of the merger on May 19, 2000, we discontinued all mining operations in full and sold our interest in the Zacualpan project for the cancellation of debt in the approximate amount of $107,000.


     Pursuant to the terms of the merger agreement, we acquired 100% of the outstanding capital stock of eNexi for a purchase price consisting of 6,000,000 newly-issued shares of our series A convertible preferred stock, which
subsequently   converted  into  6,000,000   shares  of  our  common  stock,   or
approximately 61% of the outstanding shares of common stock. In addition, as part of the merger, we agreed to assume existing eNexi warrants which permit the issuance of 1,000,000 shares of common stock at an exercise price of $2.50 per warrant. Concurrently with the closing of the merger, we completed the private placement sale of 2,009,864 shares of series B convertible preferred stock which subsequently converted into an aggregate 2,009,864 shares of common stock. We received approximately $5,024,660 of gross proceeds from the offering which will be used to fund our operations.

     In June 2000, the Company created a wholly-owned subsidiary, Viaduct II (an Indiana corporation). The Company then sold its VirtuallyFreeInternet.com subscriber base, database of unserviced affiliates, and its related domain names, "virtuallyfreeinternet.com" and "vfimail.com" , to Viaduct II, for $1. On June 28, 2000, the Company entered into an agreement to sell its wholly-owned subsidiary, Viaduct II, to Galaxy Online, Inc. (a Yukon Territory, Canada corporation). On July 10, 2000, the Company consummated the sale by exchanging all of the issued and outstanding common stock of Viaduct II for 342,253 common shares of Galaxy Online, Inc. The Company immediately received 85,563 common shares of GalaxyOnline, Inc. with a per-share price of $1.18 for a total market value of $100,964. The remaining 256,690 common shares of Galaxy Online, Inc. are being held in escrow until June 28, 2002, unless Galaxy Online, Inc. opts to give the Company the a minimum $364,500 in cash in lieu of the escrowed shares.

eNexi

     eNexi was incorporated in Delaware in May 1999. We initially developed an automated sign-up, authentication, and multi-tiered tracking and accounting system for Internet access accounts and marketing programs. We sold the subscribers for this Internet service provider to Galaxy Online, Inc., in July 2000. We modified our proprietary infrastructure for use with our current primary activities found at www.dollars4mail.com and, to a lesser extent, www.eNexiDirect.com.

     We primarily engage in targeted advertising for clients obtained through our eNexiDirect operations to subscribers of our dollars4mail.com website as well as to third party Web site and online community subscribers. In the past, we acquired subscribers to our dollars4mail service in order to disseminate targeted advertising on an opt-in basis both in the form of banner ads and directed e-mails. We acquire and support advertisers through our eNexiDirect operations and provide them with electronic list intermediary services using our dollars4mail subscriber base or third party databases that participate in our services.

     Our dollars4mail.com Web site provides free e-mail accounts through its Web-based email system. Subscribers to dollars4mail voluntarily provide detailed information about their interests and socio-economic status. This information allows our advertisers to target e-mails to specific audiences for better response rates. Subscribers to dollars4mail.com receive cash compensation, paid out of our advertising revenues, for active participation with our system, as well as visits that they and their referrals make to our advertisers' websites. Subscribers can also create a referral-earnings network by obtaining other subscribers for us. We currently have no fee-based marketing campaigns designed to acquire additional subscribers. Our dollars4mail Web site commenced operations in mid March 2000 and as of January 2001, had over 500,000 subscribers.

     Until recently our Web-based e-mail subscribers earned income by opening promotional e-mails or by playing action games or casino games on our site, thereby viewing our banner advertising. The reduction in banner advertising revenues for the Web as a whole, and for dollars4mail in particular, has limited dramatically subscribers' ability to earn significant compensation. Also, until recently, all subscribers to the dollars4mail program were sent a variety of daily and weekly e-mail newsletters on an opt-in basis, based on interests that they described during the sign-up process. These newsletters were from our MyQuickInfo site, which featured headline news links to sources available on the Web. We have indefinitely suspended the publication of our daily and weekly newsletters due to lack of advertiser support. We do not expect to obtain advertiser support to resume publication of the newsletters in the near future.

     In light of these changes, we have shifted the focus of our operations to Internet-based opt-in e-mail list services for direct marketing through our eNexiDirect operations. Our eNexiDirect Web site provides e-mail address mailing services to direct marketers seeking consumers who have agreed to receive promotional e-mail messages. Through eNexiDirect.com, the Company charges direct marketers a fee each time we mail their marketing materials to an e-mail address selected from our dollars4mail database or third party databases that participate in our services. We pay a portion of this direct marketing fee to our participating third-party databases for each use of e-mail addresses that they have provided.

     Our delivery of targeted e-mails from advertisers obtained through our eNexiDirect operations generates substantially all of our current revenues. An increasing portion of our revenues is obtained by sending such targeted e-mails to subscribers included in third-party opt-in databases. We intend to expand our network of third-party databases and therefore to rely less on our dollars4mail database in expanding eNexiDirect's operations.

     We obtain new advertising clients and database partnering arrangements with third-party opt-in database owners primarily through our sales staff in Dover, New Hampshire, and to a lesser extent, through our Web site at www.eNexiDirect.com.

     Many competitors offer electronic lists management services similar to our eNexiDirect operations. These competitors include NetCreations (now a wholly owned subsidiary of Italy-based Internet service provider, SEAT Pagine Gialle
SpA), YesMail (a division of CMGI), and TargetMail. Most of our competitors have substantially greater experience, personnel, financial, and other resources than we do. Most of our competitors also have larger third-party databases and advertising networks than we do.

     We are solely responsible for the design and input of the content of our sites.

     We maintain our servers and related equipment in our Irvine, California, offices. We maintain a sales support office for eNexiDirect in Dover, New Hampshire.

     We have no intellectual property except the domain registrations of www.dollars4mail.com, www.eNexiDirect.com and www.MyQuickInfo.com, as well as other names that we are not presently using.

     We do not devote any material resources to research and development.

     We are not subject to any particular governmental regulation other than regulations affecting most corporations, such as corporate governance and taxation.


Employees

     As of March 26, 2001, we had 12 full-time employees, comprised of two management employees, five sales representatives, and five technical employees. None of our employees are currently covered by collective bargaining agreements. We believe that relations with our employees are good.



ITEM 2.       DESCRIPTION OF PROPERTY

     We currently rent approximately 7,000 square feet of office space for our corporate headquarters in Irvine, California, for $14,757 per month, which lease runs through May 2002. We also rent approximately 976 square feet of office space for our eNexiDirect sales support office in Dover, New Hampshire, for $1,041 per month, which lease runs through November 30, 2001.

ITEM 3.       LEGAL PROCEEDINGS

     We are not currently involved in any material litigation or legal proceedings and are not aware of any potentially material litigation or proceeding threatened against us.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year covered by this report.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Securities

     The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "ENHI". The market for such shares is limited and no assurance can be given that a significant trading market for eNexi's common stock will develop or, if developed, will be sustained.

     The following table sets forth the range of the high and low closing bid prices of Silver King's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and NASDAQ Trading & Market Services and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. The transactions include inter-dealer transactions. The Company's management believes that the following data is anecdotal and may bear no relation to the true value of eNexi's common stock or the range of prices that would prevail in a fluid market, as these quotes are based upon limited public float and trading in eNexi's common stock.


              1999                             High                    Low
              ----                             ----                    ----

              1st Quarter                        $2.75                 $0.1875
              2nd Quarter                        $6.00                 $0.3125
              3rd Quarter                        $5.00                 $2.00
              4th Quarter                        $4.00                 $2.00


              2000                             High                    Low
              ----                             ----                    ----

              1st Quarter                        $2.25                 $0.01
              2nd Quarter                        $1.00                 $0.04
              3rd Quarter                        $5.50                 $4.50
              4th Quarter                        $5.00                 $0.1875


         * No bids reported


     The last reported sales price of the Common Stock was $0.3125 as reported on the OTC Bulletin Board on March 21, 2001.

     On May 25, 2000, the Company's Board of Directors authorized a 1-for-25 reverse stock split of the Company's $0.0001 par value common stock effective June 26, 2000, for all common stockholders of record at June 23, 2000. As a result of the reverse split, 41,352,000 shares of common stock were returned to the CompanyThe 1-for-25 reverse stock split automatically triggered conversion of the Company's Series A and Series B Convertible Preferred Stock on a 1-for-1 basis into shares of common stock, after the reverse stock split. References in the above chart after the effective date of the stock split reflect the reverse stock split and simultaneous conversion.

     On September 1, 1999, the Company distributed 834,316 shares of common stock in connection with an 8,400% stock dividend. . The Company currently has no intention of paying any dividend on its common stock in the future. There are no restrictions that limit the ability of the Company to pay dividends.


Recent Sale of Unregistered Securities

     1. On January 27, 1999, Silver King issued and sold an aggregate of 14,500,000 shares of common stock to 43 purchasers to raise gross proceeds of $14,500. This offering was undertaken by Silver King prior to any significant operations. At that time Silver King was an inactive company with no assets or liabilities. Investors in such offering were, therefore, subject to a number of risks and uncertainties, including the material contingencies. These shares were issued directly by Silver King without payment of any commissions to accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

     2. On January 27, 1999, Silver King issued and sold an aggregate of 2,000,000 units, each unit consisting of one share of common stock and five year warrants to purchase four shares of common stock at an exercise price of $4.00 per share to raise gross proceeds of $16,000. This offering was undertaken by Silver King prior to any significant operations. At that time Silver King was an inactive company with no assets or liabilities. Investors in such offering were, therefore, subject to a number of risks and uncertainties, including the material contingencies associated with a new venture. These units were issued directly by Silver King without payment of any commissions to two accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

     3. On April 14, 1999, Silver King issued and sold an aggregate of 525,000 shares of common stock to raise gross proceeds of $525,000. This offering was undertaken by Silver King prior to any significant operations. At that time there were no assurances that Silver King would become an operating company. Investors in such offering were, therefore, subject to a number of risks and uncertainties. These shares were issued directly by Silver King without payment of any commissions seven accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

     5. On February 3, 2000, Silver King sold an aggregate 25,000,000 units, each unit consisting of one share of common stock and three year warrants to purchase two shares of common stock at an exercise price of $0.01 per share. The purchase price of a unit was $.005 per unit. The units were sold to three accredited investors in a private placement transaction exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D. All of the warrants granted in this unit placement were subsequently forfeited.

     6. On May 19, 2000, Silver King completed the sale of an aggregate of 2,009,864 shares of series B convertible preferred stock to 29 accredited investors for gross proceeds of $5,024,660. These shares were issued directly by Silver King to accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. A commission of 6% of the proceeds was paid to Haywood Securities, Inc. for sales made by them.

     Each of the foregoing transactions was made solely to persons the Company deemed to be accredited investors, based upon representations each such investor made to the Company. Each such purchaser was offered full access to information concerning the Company, as well as the opportunity to ask questions of management. In connection with the offerings stated to be pursuant to Rule 506 of Regulation D, the Company did not use general solicitation or advertising to market the securities.

     7. On May 19, 2000, the board of directors and stockholders of Silver King, approved and adopted the Agreement and Plan of Merger, dated as of March 21, 2000 (the "Agreement"), by and among Silver King, Silver King Acquisition, Inc. ("Acquisition Corp."), a wholly-owned subsidiary formed for the purpose of the merger, eNexi Inc. ("eNexi") and the principal stockholders of eNexi Inc. Pursuant to the Agreement, Silver King issued 6,000,000 shares of its series A convertible preferred stock to the historic stockholders of eNexi in exchange for 100% of the outstanding capital stock of eNexi, which was acquired by Acquisition Corp. The transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act. Each investor was either accredited or sophisticated and was given disclosure substantially the same as would be required in a prospectus, including historical financial information of each company as well as pro forma financial information with regard to the combination of the constituent companies.



ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


Overview

     We are an Internet company that creates company-owned direct response and content delivery Web sites, with dollars4mail.com and eNexiDirect.com as our currently operating Web sites.

     Prior to the sale of its  VirtuallyFreeInternet.com  site in July 2000, see
Note 3, we had provided email accounts through our POP3 email system. Our dollars4mail.com Web site provides free email accounts through its Web-based email system. Advertisers pay the Company, which in turn, shares its advertising revenue with its dollars4mail subscribers, who receive cash compensation for actions taken on the dollars4mail system and for visits they and their referrals make to the websites of advertisers on the system.

     The Company's eNexiDirect Web site provides Internet-based opt-in email direct marketing services that enable direct marketers to target promotional campaigns to consumers who have given their permission to receive email messages. Through eNexiDirect.com, the Company charges direct marketers a fee each time the Company sends marketing materials on their behalf to an email address selected from the Company's and/or participating third party databases. The Company pays a percentage of that fee to the participating third party database owner each time an email address they own is used for a particular email marketing campaign.

     The Company's MyQuickInfo.com Web site has suspended indefinitely the publication of its daily and weekly newsletters due to lack of advertiser support. It is unlikely that advertiser support will develop at levels required for the resumption of publication within the foreseeable future.

     During the year ended December 31, 2000, we also operated the company-owned web site virtuallyfreeinternet.com, a nationwide Internet service provider. Revenues from virtuallyfreeinternet.com for the year ended December 31, 2000, were $120,751. On June 28, 2000, the Company signed an agreement to sell the subscriber base to Galaxy Internet. The sale was consummated on July 10, 2000 in exchange for 342,253 shares of Galaxy common stock. 85,563 shares of the common stock were unrestricted and those shares were immediately sold. The remaining 256,690 shares of Galaxy Online, Inc. will be held in escrow until June 28, 2002. On or before June 28, 2002, Galaxy Online, Inc. has the option to give us the shares held in escrow or a minimum $364,500 in cash.

     The  total  number  of  subscribers   to  our  web  sites   increased  from
approximately 335,000 subscribers at June 30, 2000 to approximately 471,000 as of December 2000.

     We are the surviving entity of a merger that occurred on May 19, 2000, pursuant to which eNexi Inc. merged with and into Silver King Resources, Inc. Pursuant to the terms of the merger agreement, we acquired 100% of the outstanding capital stock of eNexi Inc. for a purchase price consisting of 6,000,000 newly-issued shares of our series A convertible preferred stock, which converted into 6,000,000 shares of our common stock, or approximately 61% of the outstanding shares of common stock. In addition, as part of the merger, we agreed to assume the existing eNexi warrants which, permit the issuance of 1,000,000 shares of common stock at an exercise price of $2.50 per warrant. In conjunction with the merger closing, a private placement offering was completed for 2,009,864 newly issued shares of series B convertible preferred stock, and the shares converted into an aggregate 2,009,864 shares of common stock. The series B shares were sold at a price of $2.50 per share to accredited investors and raised gross proceeds of $5,024,660. The proceeds of the offering will be used to fund our operations.


Results of Operations For The Periods Ended December 31, 1999 and 2000

     Net revenues; losses. We derived revenues from monthly access fees charged to members of VirtuallyFreeInternet.com. We earned $27,192 in revenues from VirtuallyFreeInternet.com following its launch in September 1999 and incurred operating losses of $1,495,543 from May to December of 1999. Prior to the
September 1999 launch we were engaged in the development of the software and infrastructure needed to become an Internet service provider. During the year ended December 31, 2000, our revenues were derived from three company owned web-sites: dollars4mail.com, virtuallyfreeinternet.com, and eNexidirect.com. Gross revenues from dollars4mail.com for the year ended December 31, 2000 were $359,726 representing 74% of the total. Gross revenues from virtuallyfreeinternet.com for the year ended December 31, 2000 were $120,751 representing 25% of the total. Gross revenues from enexidirect.com for the year ended December 31, 2000 were $8,500, representing 1% of the total. For the year ended December 31, 2000, we incurred a loss of $2,101,511. The loss during the year was reduced by a $280,464, one-time gain, net of tax, on the sale of our virtuallyfreeinternet.com business segment

     Cost of revenues. The cost of revenues consist of the cost of connecting members to the Internet, providing email services, points of presence or POP's (dial-up telephone access), commissions earned by our members, and credit card processing fees. We incurred $179,073 in dial-up service expenses in the period. These costs are not directly related to the net revenues received. They reflect the costs that result from minimum service level payments required from varying Internet backbone connectivity vendors. We incurred a total of $189,204 in cost of sales of which $75,239 were associated with virtuallyfreeinternet.com during the year ended December 31, 2000. The cost of sales as a percentage of revenues from the continuing segments of our business was 31% for the year ended December 31, 2000.

     Sales and marketing. Sales and marketing costs consist of the cost of Internet advertisements purchased to attract new members to our web sites, new market penetration costs, and public relations costs. Advertising costs were $277,000 in the period. Substantially all of these costs were expended in the fourth quarter ending December 31, 1999, in support of our VirtuallyFreeInternet.com launch. Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the company-owned web sites, and new market penetration costs. Total marketing costs for the year ended December 31, 2000, was $600,009 of which $149,914 is associated with virtuallyfreeinternet.com.

     Administrative costs. During the period ended December 31, 1999, administrative costs consisted mainly of legal fees, labor and consultant costs required to develop our proprietary software. Labor and consultant costs incurred in the period ended December 31, 1999 were $561,480 collectively. These costs were incurred substantially evenly over the period with a slight increase in the fourth quarter ending December 31, 1999, in support of our VirtuallyFreeInternet.com launch. . During the year ended December 31, 2000, administrative expenses were $1,944,266. Of the total, labor costs were $1,104,113 and consulting costs were $114,041. Administrative costs directly related to virtuallyfreeinternet.com were $414,840.

     Interest expense. Interest expense incurred for the period ended December 31, 1999 amounted to $9,141 and were derived from the notes due to related parties. Interest expense for the year ended December 31, 2000, was $13,842 and was incurred from notes due to related parties.

     We recorded $99,416 of organization costs related to the merger for the year ended December 31, 2000.

     On July 1, 2000, we signed a new lease and subsequently moved into a larger location, approximately 7,000 square feet. The lease term is two years with an option for three additional years.

     Discontinued Operations. On July 17, 2000, the Company sold its virtuallyfreeinternet.com division for shares of common stock. The company recognized a gain of $280,464, net of tax. The company received $100,964 in freely trading stock, which were sold immediately, and was to receive 256,690 freely trading stock or $364,500 in cash at the discretion of the purchaser of virtuallyfreeinternet.com. The purchaser's stock price has since declined and a valuation allowance of $320,863 was written against the investment.


Liquidity and Capital Resources

     eNexi was originally capitalized by selling 10,052 shares of common stock for a purchase price of $10 per share. In September of 1999, we sold 204,500 shares of common stock for a purchase price of $10 a share. The shares were sold to accredited investors. In addition to the capital investment, we received several loans from founding shareholders, Larry A. Mayle and Roger L. Miller as well as through other related parties. The total borrowings amounted to $694,884. In December of 1999, $300,000 of the loans was converted to equity. The balance of the notes payable totaling $394,884 were paid off on July 24, 2000 that included interest at 6%.

     We currently have no additional plans to utilize any other external sources
of  liquidity  and  the  Company  has  no  material   commitments   for  capital
expenditures.

     As of December 31, 2000, we had cash and cash equivalents of $3,194,964 and accounts receivable of $29,595. The increase in accounts receivable relates to standard 30-day payment terms extended to the advertisers for our dollars4mail.com Web site.

     On May 19, 2000, we completed a reverse merger with Silver King Resources, Inc. In conjunction with the reverse merger, we closed a private placement selling 2,009,864 shares of series B convertible preferred stock in exchange for receiving gross proceeds of $5,024,660. We incurred organization costs in completing this reverse merger of $99,416 that was based on the value of common stock shares of 1,046,868 at a market price of $.10 per share.



ITEM 7.       FINANCIAL STATEMENTS

     All financial information required by this Item is attached hereto beginning on Page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers of the Company as at January 11, 2001 are as follows:

                 Name                        Age      Position

         Larry Mayle                         58       Co-Chairman, Chief Executive Officer,
                                                      Chief Financial Officer

         Dr. Roger LeRoy Miller              57       Co-Chairman, President


     Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

     Larry Mayle co-founded eNexi and has served as its Co-Chairman and Chief Executive Officer since its formation in May 1999. In August of 2000, Mr. Mayle was appointed Chief Financial Officer of eNexi. During the five years prior to co-founding eNexi, Mr. Mayle owned and managed Rally Chevrolet and other General Motors' dealerships in Southern California, where he developed automated management systems for the operation of his dealerships. Mr. Mayle holds a Bachelor of Science degree from the University of Southern California.

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

     Messrs. Mayle and Miller were appointed as our Directors on May 19, 2000.

     Our Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and duly qualified. Executive officers are elected by the Board of Directors annually and serve at the discretion of the Board.


Compensation of Directors

     Directors will receive no salary for their services and no fee for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2000, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2000, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information with respect to the compensation paid to certain Officers for services rendered in all capacities to the Company for the fiscal period ended December 31, 2000. The Company had no executive officers whose total annual salary and bonus exceeded $100,000 for any fiscal year:


                                                                                                             Long Term
                                                                                                           Compensation
                                                                                                             Awards/
                                                                                                            Securities
                                                                   Annual          All Other               Underlying
Name and Principal Position              Year     Salary ($)        Bonus         Compensation               Options(#)

Larry Mayle
   Chief Executive Officer,
   Chief Financial Officer &
   Co-Chairman                           2000        $110,625               --                --                  --
                                         1999              --               --                --                  --
                                         1998              --               --                --                  --

Roger Miller
   President, Co-Chairman                2000              --               --       $10,000 (1)                  --
                                         1999              --               --                --                  --
                                         1998              --               --                --                  --
Michael Ames
   Former Chief Financial
      Officer                            2000         $86,665               --                --                  --
                                         1999              --               --                --                  --
                                         1998              --               --                --                  --
Allen Stier
    Former Chief Executive
       Officer                           2000              --               --                --                  --
                                         1999              --               --                --                  --
                                         1998              --               --                --                  --

- ----------------

     (1) Represents a $10,000 payment for services rendered paid to Unicor Inc., a consulting company beneficially owned by Mr. Miller.


Employment Arrangements

     On May 19, 2000, we entered into one year employment agreements with Messrs. Mayle and Miller providing annual salaries of $180,000 and $120,000 respectively, and other customary benefits and provisions.


Option Grants

     No option grants were made to the named Executive Officers during fiscal year ended December 31, 2000. No option exercises were made by the named Executive Officers during fiscal year ended December 31, 2000, and no executive officer held unexercised options as of that date.

Employee Stock Option Plan

     Our Board of Directors recently adopted the 2000 Employee Stock Option Plan. Under the 2000 plan, 1,500,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options. The 2000 plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2000 plan, options may be granted to our key employees, officers, directors or consultants.

     The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2000
Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Non-Incentive Stock Option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such shares of common stock at the time such option is granted.

     The 2000 plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2000 plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2000 plan. Subject to certain restrictions, the 2000 plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000, as adjusted to reflect the stock split and simultaneous conversion of the series A and series B preferred stock, by

o each person who, to our knowledge, beneficially owns more than 5% of the our common stock;

o        each of our directors; and

o        all of our executive officers and directors as a group:

                                                                  Amount of
                     Name and Address of                         Beneficial             Percentage of Beneficial
                       Beneficial Owner                           Ownership                     Ownership

        Larry Mayle                                                 2,757,707                25.7%
        c/o eNexi Inc.
        30 Corporate Park, Suite 455
        Irvine, CA  92606

        Dr. Roger LeRoy Miller                                      1,880,571                17.5%
        c/o eNexi Inc.
        30 Corporate Park, Suite 455
        Irvine, CA  92606

        Haywood Securities, Inc.                                    1,080,000                10.0%
        400 Burrard Street
        Vancouver, BC
        Canada V6C 3A6

        Trinity Pacific Investments, Inc.                             546,000                 5.1%
         (Beneficially owned by United Nations
        International Children's Emergency Fund
        (UNICEF) and International Committee of the
        Red Cross, Geneva, Switzerland)


        All Directors and Executive Officers as a                   4,638,278                43.2%
        Group (2 persons)

- ----------------------

     The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

     The foregoing table is based upon 10,732,864 shares of common stock outstanding as of December 31, 2000, assuming no other changes in the beneficial ownership of the our securities, except the issuance of 1,000,000 shares of common stock pursuant to the exercise of outstanding warrants.

     The shares attributed to Mr. Mayle includes 24,072 shares owned by Mr. Mayle's wife. Mr. Mayle disclaims beneficial ownership of such shares.

     Of the shares attributed to Haywood Securities, Inc., 1,000,000 are issuable upon exercise of presently exercisable warrants. Messrs. John Tognetti and Ladner Rose collectively own approximately 44% of the outstanding securities of Haywood Securities, Inc. In addition Mr. Tognetti is the president and chief executive officer of Haywood Securities, Inc. As a result of the foregoing, Messrs. Tognetti and Rose may be considered control persons of Haywood Securities, Inc.


Restrictions Upon Resale

     Pursuant to the Agreement by and among Silver King Resources, Inc., Silver King Acquisition, Inc., eNexi, Inc., and Principal Stockholders of eNexi, Inc. and in addition to any prohibition on transfers or sales under applicable federal or state securities laws, Larry Mayle and Roger Miller had agreed not to sell, transfer, encumber or otherwise dispose of (i) 3,000,000 shares of series A preferred stock; or (ii) the shares of common stock issuable upon the conversion of such shares, during the period commencing on May 19, 2000, and ending on the earlier to occur of (x) the date on which we have at least 500,000 subscribers in our online communities or (y) August 2002. As of January 6, 2001, the Company achieved this subscriber base as required to satisfy the Agreement. Accordingly these restrictions on transfer no longer exist.


Voting Arrangements

     Pursuant to the Agreement by and among Silver King Resources, Inc., Silver King Acquisition, Inc., eNexi, Inc., and Principal Stockholders of eNexi, Inc., the Company was required to attain 500,000 current and compliant subscribers for its online communities prior to March 21, 2002, or tender a voting proxy with respect to 3,000,000 shares of common stock to Haywood Securities for a period of time. As of January 6, 2001, the Company achieved this subscriber base as required to satisfy the Agreement. Accordingly this voting arrangement is no longer at issue.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On August 31, 1999, the demand loans set forth in the following table were made to eNexi. Such loan were repaid, with 6% interest, on July 24, 2000:

         Lender                                                        Loan Amount               Amount Repaid
         ---------------------------------------------------------------- --------------------    ------------------

         Rally Automotive Group, of which Larry A. Mayle is President     $220,431                $232,612

         Unicor, Inc., of which Dr. Roger L. Miller is President          $128,000                $135,073

         Larry A. Mayle                                                   $18,839                 $ 19,880

         Dr. Roger L. Miller                                              $27,614                 $ 29,139
         ----------------------------------------------------------------

     In March 2000, Howard Appel, a stockholder, loaned us an aggregate of $107,000 for working capital on an unsecured basis, with interest payable at 8% per year.

     In July 2000, we agreed to exchange our 60% interest in International Capri Resources, SA de CV, an investment which had a carrying value of $0 on our books, for $107,000, which was borrowed on a short-term basis from a former shareholder. The transaction resulted in a gain of $107,000.


Item 13.       Exhibits, List and Reports on Form 8-K

(a)      Exhibits

The following Exhibits are filed as part of this Report:

Exhibit No.       Exhibit

2.1               Agreement and Plan of Merger, dated as of June 23, 1999, between
                  Silver King Resources (Delaware), Inc. and Silver King Resources,
                  Inc. (1)

2.2               Agreement and Plan of Merger dated as of March 21, 2000, between
                  Silver King Resources, Inc. and eNexi, Inc. (2)

2.3               Share Exchange Agreement by and among Galaxy Online, Inc., eNexi,
                  Inc., and Viaduct II, Inc., dated June 28, 2000. (6)

2.4               Contract for Sale of Assets, between eNexi, Inc., and Viaduct II,
                  Inc., dated June 28, 2000. (6)

3.1               Certificate of Incorporation, as amended (1)

3.2               Bylaws (1)

3.3               Certificate of Merger between Silver King Resources  (Delaware), Inc.
                  and Silver King  Resources, Inc. (1)

3.4               Certificate of Merger between Silver King Resources  (Delaware), Inc.
                  and eNexi, Inc. (2)

5.1               Opinion of Sichenzia, Ross & Friedman LLP (5)

10.1              Employment Agreement between Silver King Resources, Inc. and Larry Mayle (4)

10.2              Employment Consulting Agreement between Silver King Resources, Inc.
                  and Unicor, Inc. (4)

10.3              2000 Employee Stock Option Plan (4)

10.4              Agreement and Plan of Merger dated March 21, 2000 by among Silver King
                  Resources, Inc., Silver King Acquisition, Inc. eNexi Inc. and the
                  Principal Stockholders of eNexi Inc. (3)

10.5              Share Exchange Agreement by and among Galaxy Online, Inc., eNexi, Inc., and Viaduct II, Inc., dated June 28, 2000. (6)

21.1              Subsidiaries of the Registrant (4)

23.1              Consent of Mendoza, Berger & Company

- -------------------------------------

        1. Incorporated by reference from the Registrant's Form 10-SB, filed on July 8, 1999.

        2. Incorporated by reference to the Registrant's Form 8-K filed on May 24, 2000.

        3. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

        4. Incorporated by reference to the Registrants Form SB-2, filed on June 16, 2000.

        5. Incorporated by reference to the Registrants Form SB-2, filed on August 22, 2000.

        6. Incorporated by reference to the Registrant's Form 8-K filed on July 25, 2000.

(b)      Reports on Form 8-K

     On May 24, 2000, the Company filed a Current Report on Form 8-K disclosing a change in control of the registrant via Board of Director approval and adoption of the Agreement by and among Silver King, Silver King Acquisition, Inc., eNexi, Inc. and the Principal Stockholders of eNexi Inc.

     On July 17, 2000, the Company filed an amendment to its Current Report on Form 8-K filed on May 24, 2000 to further clarify the terms of the change in control disclosed therein and to incorporate by reference the financial Statements of Silver King and pro forma financial information of Silver King and eNexi Inc., which were filed with the Company's Form SB-2 filed on June 16, 2000.

     On July 25, 2000, the Company filed a Current Report on Form 8-K disclosing a disposition of assets, specifically the approval and adoption of the Share Exchange Agreement, dated June 28, 2000, by and among Galaxy Online, Inc., eNexi, Inc. and Viaduct II, Inc., a wholly-owned subsidiary of Silver King formed for the disposition of eNexi's Internet-access-related assets.

     On September 5, 2000, the Company filed a Current Report on Form 8-K disclosing a change in certifying accountant, specifically the change from use of Cogen Sklar LLP, the principal independent auditor of Silver King prior to its merger with eNexi, Inc., to Mendoza, Berger and Company LLC, the principal independent auditor of eNexi, Inc. prior to the merger.

     The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2001.

                                                       ENEXI HOLDINGS, INC.


                                               By: /s/ Larry Mayle
                                                       Larry Mayle
                                                       Co-Chairman of the Board,
                                                       Chief Executive Officer,
                                                       and Chief Financial
                                                       Officer


                                               By: /s/ Roger Miller
                                                       Co-Chairman of the Board
                                                       and President
                              eNexi HOLDINGS, INC.

                          INDEPENDENT AUDITORS' REPORT
                            AND FINANCIAL STATEMENTS
                          FROM INCEPTION (MAY 14, 1999)
                            THROUGH DECEMBER 31, 1999
                             AND FOR THE YEAR ENDED
                                DECEMBER 31, 2000

                                    CONTENTS




Independent Auditors' Report..................................................................................F - 1


Balance Sheets................................................................................................F - 2


Statements of Income and Expense..............................................................................F - 4


Statements of Stockholders' Equity............................................................................F - 6


Statements of Cash Flows......................................................................................F - 7


Notes to Financial Statements.................................................................................F - 9



                          Independent Auditors' Report


To the Board of Directors and Stockholders of eNexi Holdings, Inc.

We have audited the accompanying consolidated balance sheet of eNexi Holdings, Inc. (formerly known as Silver King Resources, Inc. and eNexi, Inc.) (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of income and expense, stockholders' equity, and cash flows for the year then ended. We have also audited the balance sheet of eNexi Holdings, Inc. (formerly known as Silver King Resources, Inc. and eNexi, Inc.) as of December 31, 1999, and the related statements of income and expense, stockholders' equity, and cash flows from inception (May 14, 1999) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eNexi Holdings, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 1999 financial statements present fairly, in all material respects, the financial position of eNexi Holdings, Inc. as of December 31, 1999, and the results of its operations and its cash flows from inception (May 14, 1999) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP



Laguna Hills, California
March 1, 2001
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000


                                     ASSETS
                                                                             December 31, 2000
                                                          December 31, 1999  consolidated
                                                               ----------   ----------
Current assets:
    Cash and cash equivalents ..............................   $1,196,675   $3,194,964
    Accounts receivable, net of allowance of $0 and $42,838,
       at December 31, 1999 and 2000, respectively .........        1,336       29,595
    Other receivable , net of allowance of $0 and ..........                  $23,480,
       at December 31, 1999 and 2000, respectively  (Note 4)         --           --
    Prepaid expenses .......................................         --          4,428
    Other current assets ...................................       10,267        1,629
                                                               ----------   ----------
     Total current assets ..................................    1,208,278    3,230,616
                                                               ----------   ----------
Property and equipment - net  (Notes 2 and 5) ..............      181,029      270,617
                                                               ----------   ----------
Other assets:
    Deposits ...............................................       52,527       30,255
    Other investment - restricted (at net realizable value)
        (Note 3) ...........................................         --         43,637
                                                               ----------   ----------
     Total assets ..........................................   $1,441,834   $3,575,125
                                                               ==========   ==========



     The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  December 31, 2000
                                                                               December 31, 1999   consolidated
                                                                                     ----------   -----------
Current liabilities:
    Accounts payable ...........................................................   $    88,994    $    80,119
    Accrued liabilities ........................................................         7,979           --
    Notes payable (Note 6) .....................................................       394,884           --
    Other current liabilities ..................................................          --            3,700
                                                                                     ----------   -----------
     Total current liabilities .................................................       491,857         83,819
                                                                                     ----------   -----------
Commitments and contingency (Note 8) ...........................................          --             --

Stockholders' equity: (Notes 3 and 7)
    Preferred Stock:
       Preferred Stock, $0.0001 par value, 6,000,000 shares
           authorized;  no shares issued and outstanding at
           December  31, 2000 ..................................................          --             --
       Convertible Series A, $0.0001 par value, 6,000,000
          shares authorized; no shares issued and outstanding at
           December 31, 2000 ...................................................          --             --
       Convertible Series B, $0.0001 par value, 3,000,000
          shares  authorized; no shares issued and outstanding at
           December 31, 2000 ...................................................          --             --
    Common Stock:
       $0.01 par value, 1,200,000 shares authorized; 1,048,868 shares issued and outstanding  at December 31, 1999, $0.0001 par value, 50,000,000 shares authorized; 9,732,864 shares issued and outstanding at
           December 31, 2000, respectively .....................................        10,489            974
    Additional paid-in capital .................................................     2,435,031      7,073,386
    Warrants outstanding .......................................................          --           14,000
    Accumulated deficit ........................................................    (1,495,543)    (3,597,054)
                                                                                     ----------   -----------
     Total stockholders' equity ................................................       949,977      3,491,306
                                                                                     ----------   -----------
     Total liabilities and stockholders' equity ................................   $ 1,441,834    $ 3,575,125
                                                                                     ==========   ===========

     The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENTS OF INCOME AND EXPENSE
             FROM INCEPTION (MAY 14, 1999) THROUGH DECEMBER 31, 1999
                    AND FOR THE YEAR ENDED DECEMBER 31, 2000


                                                               From inception     Year ended
                                                                   through      December 31, 2000
                                                             December 31, 1999   consolidated
                                                                 -----------    -----------
Net revenues .................................................   $    27,192    $   368,226
                                                                 -----------    -----------
Operating costs and expense:
    Cost of recurring revenues ...............................        98,626        113,965
    Sales and marketing ......................................       310,480        450,095
    General and administrative ...............................     1,098,927      1,623,403
    Depreciation .............................................        22,846         48,460
    Organization costs (Note 3) ..............................          --           99,416
    Write down of other investment (Note 2) ..................          --          320,863
                                                                 -----------    -----------
      Total operating costs and expenses .....................     1,530,879      2,656,202
                                                                 -----------    -----------
Loss from operations .........................................    (1,503,687)    (2,287,976)

Other income (expense)
    Interest expense .........................................        (9,141)       (10,071)
    Interest income ..........................................        17,285        133,126
    Gain from disposal of investment interest (Note 6) .......          --          107,000
    Other expense - net ......................................          --           (5,007)
                                                                 -----------    -----------
Loss from continuing operations before income
   tax benefit ...............................................    (1,495,543)    (2,062,928)
                                                                 -----------    -----------
Income tax benefit (Note 9) ..................................          --          185,000
                                                                 -----------    -----------
Loss from continuing operations ..............................    (1,495,543)    (1,877,928)

Discontinued operations:
    Loss from operations of disposed business segment (Note 3)          --         (504,047)
    Gain on disposal of business segment, net of tax (Note 3)           --          280,464
                                                                 -----------    -----------
      Net loss ...............................................   $(1,495,543)   $(2,101,511)
                                                                 ===========    ===========

     The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                  STATEMENTS OF INCOME AND EXPENSE (CONTINUED)
             FROM INCEPTION (MAY 14, 1999) THROUGH DECEMBER 31, 1999
                    AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                     From inception      Year ended
                                                         through      December 30, 2000
                                                  December 31, 1999     consolidated
                                                     -----------    -------------
Net loss per share (Note 2):
    Loss from continuing operations per share ....   $     (2.07)   $       (0.34)
    Loss from operations of disposed business
       segment per share .........................          --              (0.09)
    Gain on disposal of business segment per share          --               0.05
                                                     -----------    -------------
    Net loss per share ...........................   $     (2.07)   $       (0.38)
                                                     ===========    =============
Weighted average shares outstanding ..............       722,905        5,533,641
                                                     ===========    =============



     The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FROM INCEPTION (MAY 14, 1999) THROUGH DECEMBER 31, 1999 AND FOR THE
                    YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)
- --------------------------------------------------------------------------------


                               Series A Convertible Series B Convertible
                                 Preferred Stock     Preferred Stock         Common Stock
                                                                                                                          Retained
                                 Number     Par      Number      Par      Number      Par       Additional   Warrants     Earnings
                                of Shares   Value   of Shares   Value    of Shares   Value       Paid-in    Outstanding   (Deficit)

Balance, May 14, 1999               -    $   -         -      $   -           -     $    -     $     -      $     -     $      -

Issuance  of stock for cash         -        -         -          -        10,052       101       100,419         -            -

Stock dividend (Note 5)             -        -         -          -       834,316     8,343        (8,343)        -            -

Conversion of debt to
 equity (Note 5)                    -        -         -          -           -           -       300,000         -            -


Issuance of stock for cash          -        -         -          -       204,500     2,045     2,042,955         -            -

Net loss                            -        -         -          -           -           -          -            -      (1,495,543)
                              -----------  -----   -----------  -----   ---------    -------   ----------     --------  ------------

Balance, December 31, 1999          -        -         -          -     1,048,868    10,489     2,435,031         -      (1,495,543)

Purchase of stock for cash
 (Note 5)                           -        -         -          -        (2,000)      (20)      (19,980)        -            -

Shares issued for common
 stock (Note 11)               6,000,000    600        -          -    43,075,000     4,308       813,843       14,000     (873,762)

Adjusting entries to reflect
 reverse acquisition (Note 11)      -        -         -          -    (1,046,868)  (10,469)     (863,893)        -         873,762

Issuance of Series B
 Preferred Stock for
 cash (Note 11)                     -        -      2,009,864    201          -           -     4,704,250         -            -

1 for 25 reverse stock split
   (Note 5)                         -        -         -          -   (41,352,000)   (4,135)        4,135         -            -

Issuance of common stock
 for conversion of Series A
 and Series B Preferred Stock
 (Note 11)                    (6,000,000)  (600)   (2,009,864)  (201)   8,009,864        801          -           -            -

Net loss                            -        -         -          -           -            -          -           -      (2,101,511)
                              -----------  -----   -----------  -----   ---------    -------   ----------     --------  ------------
Balance, September 30, 2000
   consolidated (unaudited)         -      $ -         -        $ -     9,732,864    $   974   $7,073,386     $ 14,000  $(3,597,054)


    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FROM INCEPTION (MAY 14, 1999) THROUGH DECEMBER 31, 1999 AND FOR THE
                NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                    (CONT'D)


                                  Total
                                Stockholders'
                                  Equity

Balance, May 14, 1999           $    -

Issuance  of stock for cash        100,520

Stock dividend (Note 5)              -

Conversion of debt to
 equity (Note 5)                   300,000


Issuance of stock for cash       2,045,000

Net loss                        (1,495,543)
                                -----------

Balance, December 31, 1999         949,977

Purchase of stock for cash
 (Note 5)                          (20,000)

Shares issued for common
 stock (Note 11)                   (41,011)

Adjusting entries to reflect
 reverse acquisition (Note 11)        (600)

Issuance of Series B
 Preferred Stock for
 cash (Note 11)                  4,704,451

1 for 25 reverse stock split
   (Note 5)                          -

Issuance of common stock
 for conversion of Series A
 and Series B Preferred Stock
 (Note 11)                           -

Net loss                        (2,101,511)
                                -----------
Balance, September 30, 2000
   consolidated (unaudited)    $ 3,491,306
                                ===========

    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                            STATEMENTS OF CASH FLOWS
             FROM INCEPTION (MAY 14, 1999) THROUGH DECEMBER 31, 1999
                    AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                   From inception                  Year ended
                                                                                        through                 December 31, 2000
                                                                                   December 31, 1999               consolidated
                                                                               --------------------------    -----------------------

    Cash flows provided by operating activities:
      Net loss                                                                   $           (1,495,543)      $        (2,101,511)
                                                                               --------------------------    -----------------------
    Adjustment to reconcile net loss to cash used by operations:
      Provision for uncollectable accounts                                                            -                    66,318
      Depreciation                                                                               22,846                    59,794
      Write down of other investment                                                                  -                   320,863
      Organization costs                                                                              -                    99,416
      Gain from sale of discontinued operations                                                       -                  (465,464)
      Gain from disposal of investment interest                                                       -                  (107,000)
      Other                                                                                                                10,111
    Changes in assets and liabilities:
      Accounts receivable                                                                        (1,336)                  (71,098)
      Prepaid expenses                                                                                -                    (4,428)
      Other current assets                                                                      (10,267)                   13,909
      Deposits                                                                                  (52,527)                   22,274
      Accounts payable                                                                           88,994                   (48,175)
      Accrued liabilities                                                                         7,979                    (7,979)
      Other current liabilities                                                                       -                     3,700
                                                                               --------------------------    -----------------------
        Total adjustments                                                                        55,689                  (107,759)
                                                                               --------------------------    -----------------------
        Net cash used by operations                                                          (1,439,854)               (2,209,270)
                                                                               --------------------------    -----------------------
    Cash flows used by investing activities:
      Other receivable from sale of property and equipment                                            -                   (23,480)
      Purchase of property and equipment                                                       (203,875)                 (162,826)
      Other investment                                                                                -                  (364,500)
      Proceeds from sale of discontinued operations                                                   -                   465,464
      Securities received for discontinued operations                                                 -                  (100,964)
      Proceeds from sale of securities                                                                -                   104,298
                                                                               --------------------------    -----------------------
        Net cash used by investing activities                                                  (203,875)                  (82,008)
                                                                               --------------------------    -----------------------
    Cash flows provided by financing activities:
      Proceeds from notes payable                                                               394,884                         -
      Payoff of notes payable                                                                         -                  (394,884)
      Purchase of treasury stock                                                                      -                   (20,000)
      Issuance of common stock                                                                2,445,520                 4,704,451
                                                                               --------------------------    -----------------------
        Net cash provided by financing activities                                             2,840,404                 4,289,567
                                                                               --------------------------    -----------------------
        Net increase in cash and cash equivalents                                             1,196,675                 1,998,289

    Cash and cash equivalents, beginning of period                                                    -                 1,196,675
                                                                               --------------------------    -----------------------
    Cash and cash equivalents, end of period                                     $            1,196,675       $         3,194,964
                                                                               ==========================    =======================

    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
             FROM INCEPTION (MAY 14, 1999) THROUGH DECEMBER 31, 1999
                    AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                    From inception                  Year ended
                                                                                        through                 December 31, 2000
                                                                                   December 31, 1999              consolidated
                                                                               --------------------------    -----------------------
    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest expense                                                      $                    -       $             13,842
                                                                               ==========================    =======================
    Supplemental schedule of noncash operating, investing,
       and financing activities:

       Stock dividend                                                           $                8,343       $                  -
                                                                               ==========================    =======================
       Conversion of long-term debt to common stock                             $              300,000       $                  -
                                                                               ==========================    =======================
       Issuance of stock for net assets acquired                                $                    -       $            104,687
                                                                               ==========================    =======================










    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


1.       NATURE OF BUSINESS AND ORGANIZATION

         eNexi Holdings, Inc. (formerly unknown as Silver King Resources, Inc. and eNexi, Inc.) (the Company) was incorporated in Delaware in May 1999. It has an Internet company subsidiary that creates company-owned direct response and content delivery Web sites with dollars4mail.com and eNexiDirect.com as its currently operated Web sites.

         Its dollars4mail.com Web site provides free email accounts through its Web-based email system. Prior to the sale of its VirtuallyFreeInternet.com site in July 2000 (Note 3), it had also provided free email accounts through its web-based email system.
         Advertisers pay the Company, which in turn, shares its advertising revenue with its dollars4mail subscribers, who receive cash compensation for actions taken on the dollars4mail system and for visits they and their referrals make to the websites of advertisers on the system.

         The Company's eNexiDirect Web site provides Internet-based opt-in email direct marketing services that enable direct marketers to target promotional campaigns to consumers who have given their permission to receive email messages. Through eNexiDirect.com, the Company charges direct marketers a fee each time the Company sends marketing materials on their behalf to an email address selected from the Company's and/or participating third party database. The Company pays a percentage of that fee to the participating third-party database owner sites each time an email address they own is used for a particular email marketing campaign.

         The Company's MyQuickInfo.com Web site has indefinitely suspended the publication of its daily and weekly newsletters, due to lack of advertiser support. It is unlikely that advertiser support will develop at levels required for the resumption of publication within the foreseeable future.

         As  disclosed  in Note 3, the Company  consummated  a merger on May 19,
         2000,  which  was  accounted  for  as  a  reverse   acquisition  and  a
         re-capitalization of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant inter-company accounts and transactions have been eliminated in the consolidation.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Revenue Recognition

         Revenues for dollars4mail.com are generated from disseminated targeted email advertising utilizing the Company's eNexiDirect operations. In addition, revenues are received from advertisers who place "banner" or "pop-up" ads on the dollars4mail.com Web site and from merchants who pay an "affiliate fee" based upon purchases made by subscribers. Revenues from merchants are recognized upon notification that such revenues have been earned by the Company. The revenues from eNexiDirect.com are recognized upon the completion of each individual advertising campaign.

         Cash Equivalents

         Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash within ninety (90) days of purchase.

         Property and Equipment

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is generally five years. The Company has no equipment under capital leases.

         Other Investment

         Other investment is primarily restricted common stock of Galaxy Online, Inc., which is held in escrow and which is related to the sale of VirtuallyFreeInternet.com, (Note 3). This investment is stated at net realizable value. During 2000, the investment was written down to its estimated realized value. The amount of the loss, $320,863, has been charged to operations in 2000.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits in excess of $100,000. The Company places its cash deposits with high-credit quality financial institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Corporation's (FDIC) limit of $100,000. The Company's cash investment policies limit investments to short-term, investment-grade instruments.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Concentration of Credit Risk (Continued)

         The Company is dependent upon other third parties for Internet connectivity, that is required for its system infrastructure and database servers. If the services of any of these third parties are interrupted, it could have a material adverse impact on the Company's operations.

         Advertising

         The cost of advertising is expensed as incurred. The Company incurred advertising expense of $277,000 and $487,157 for the period ended December 31, 1999 and the year ended December 31, 2000, respectively.

         Income Taxes

         The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. A valuation allowance has been provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a full valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000




2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principals. For certain Company financial instruments, including cash, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value, due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered the Company for debt of similar maturities are substantially the same.

         Net Loss Per Share

         Net loss per share is calculated based on the weighted average number of common shares outstanding. Warrants outstanding have not been included in the net loss per share calculation since their effect would be anti-dilutive.

         All references to number of shares and per-share amounts on the balance
         sheet  have  been   adjusted   to  give   retroactive   effect  to  the
         re-capitalizations and stock splits.

         Reclassification

         Certain reclassifications have been made to previously reported amounts to conform to the current - period presentation.

3.       BUSINESS DEVELOPMENTS

         Merger and Private Placement

         On May 19, 2000, the board of directors and stockholders of Silver King Resources, Inc., a Delaware corporation (Silver King), approved and adopted the Agreement and Plan of Merger, dated as of March 21, 2000, (the Agreement), by and among Silver King and Silver King Acquisition, Inc. (Acquisition Corp), a wholly-owned subsidiary formed for the purpose of the merger. Pursuant to the Agreement, Silver King issued 6,000,000 shares of its Series A Convertible Preferred Stock, par value $.0001 per share, convertible into 6,000,000 shares of Silver King's common stock, par value $.0001 per share to the stockholders of eNexi, Inc., in exchange for 100% of the outstanding capital stock of eNexi, Inc. Simultaneously, Silver King issued 2,009,864 shares at $2.50 per share of Series B Convertible Preferred Stock, convertible to 2,009,864 shares of common stock.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000



3.       BUSINESS DEVELOPMENTS (Continued)
         ---------------------

         Merger and Private Placement (Continued)

         The Company recorded $99,416 of organization costs related to the merger for the year ended December 31, 2000.

         In addition, Silver King assumed existing common stock purchase warrants from eNexi, Inc. which can be exchanged for 1,000,000 shares of common stock of Silver King, at an exercise price of $2.50 per share. The warrants were valued at $.014 per warrant.

         Since the former shareholders of eNexi, Inc. acquired control of Silver King through Acquisition Corp. upon the merger closing, the merger was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, eNexi, Inc. was considered the accounting aquiror and the related business combination was considered a recapitalization of eNexi, Inc., rather than an acquisition by Silver King. Silver King re-capitalized its common stock shortly following the merger, effective June 26, 2000, which took the form of a 1-for-25 reverse split. The historical financial statements prior to May 19, 2000 will be those of eNexi, Inc., but the name of the corporation going forward will be eNexi Holdings, Inc.

         Sale of VirtuallyFreeInternet.com

         In June 2000, the Company created a wholly-owned subsidiary, Viaduct II (an Indiana corporation). The Company then sold its VirtuallyFreeInternet.com subscriber base, data base of un-serviced affiliates, and its related domain names, "virtuallyfreeinternet.com" and "vfimail.com" , to Viaduct II, for $1.

         On June 28, 2000, the Company entered into an agreement to sell its wholly-owned subsidiary, Viaduct II, to Galaxy Online, Inc. (a Yukon Territory, Canada corporation). The Company exchanged all of the issued and outstanding common stock of Viaduct II for 342,253 common shares of Galaxy Online, Inc. The sale was closed and became effective on July 10, 2000. The Company received 85,563 common shares of GalaxyOnline, Inc. with a per-share price of $1.18 for a total market value of $100,964. In addition, the remaining 256,690 common shares of Galaxy Online, Inc. will be held in escrow until June 28, 2002. On or before June 28, 2002, Galaxy Online, Inc. has the option to give the Company the shares held in escrow or a minimum $364,500 in cash. The investment is carried at its net realizable value. Due to changes in the fair value of the investment, the Company has reduced the carrying value of the investments to $43,637.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


3.       BUSINESS DEVELOPMENTS (Continued)
         ---------------------

         Merger and Private Placement and Sale of VirtuallyFreeInternet.com Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense


         The following Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense reflect adjustments to eNexi Holdings, Inc.'s historical financial statements as of the period ended December 31, 1999 and for the year ended December 31, 2000, respectively, to give effect to the above described merger and private placement and sale of VirtuallyFreeInternet.com.

         The accompanying unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger and private placement and sale of VirtuallyFreeInternet.com been in effect during the periods presented, or which may be reported in the future.

         The accompanying Unaudited Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical financial statements and related notes thereto for eNexi Holdings, Inc.










                           (left intentionally blank)
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000




3.        BUSINESS DEVELOPMENTS (Continued)
          ---------------------

         Merger and Private Placement and Sale of VirtuallyFreeInternet.com Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense (Continued)


                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                         STATEMENT OF INCOME AND EXPENSE

                                                                              Pro Forma from
                                                                            inception through
                                                                            December 31, 1999                Year ended
                                                                               (unaudited)               December 31, 2000
                                                                         -------------------------    -------------------------

Net revenues                                                              $                   -       $             368,226
                                                                         -------------------------    -------------------------
Operating costs and expenses                                                             99,416                   2,656,202
                                                                         -------------------------    -------------------------
Other  income                                                                             8,144                     225,048
                                                                         -------------------------    -------------------------
Loss from continuing operations before income tax benefit                               (91,272)                 (2,062,928)
                                                                         -------------------------    -------------------------
Income tax benefit                                                                      185,000                     185,000
                                                                         -------------------------    -------------------------
Income (loss) from continuing operations                                                 93,728                  (1,877,928)
                                                                         -------------------------    -------------------------
Discontinued operations:
  Loss from operations of disposed business segment                                  (1,503,687)                   (504,047)
  Gain on disposal of business segment, net of tax                                      280,464                     280,464
                                                                         -------------------------    -------------------------
Net loss                                                                  $          (1,129,495)      $          (2,101,511)
                                                                         =========================    =========================

Earnings per common share assuming dilution (or diluted earnings per share):
  Income (loss) from continuing operations per share                      $                0.13       $               (0.34)
  Loss from operations of disposed business segment per
     share                                                                                (2.08)                      (0.09)
  Gain on disposal of business segment per share                                           0.39                        0.05
                                                                         -------------------------    -------------------------
  Net loss                                                                $               (1.56)      $               (0.38)
                                                                         =========================    =========================
Weighted average shares outstanding                                                     722,905                   5,533,641
                                                                         =========================    =========================

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


4.       OTHER RECEIVABLE

         In October of 2000, the Company sold computer equipment to a customer in return for a non-interested bearing note receivable, due on demand in the amount of $23,480. The Company has not received payment on this note and has recorded an allowance for doubtful accounts of $23,480 at December 31, 2000.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                                                                    December 31, 2000
                                                                          December 31, 1999           consolidated
                                                                        ----------------------    ----------------------

         Equipment                                                       $         203,875        $          345,202
         Less: accumulated depreciation                                            (22,846)                  (74,585)
                                                                        ----------------------    ----------------------
                                                                         $         181,029        $          270,617
                                                                        ======================    ======================


         Depreciation expense for continued and discontinued operations for the period ended December 31, 1999 and for the year ended December 31, 2000 was $22,846 and $59,794, respectively.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


6.       NOTES PAYABLE

         The following is a summary of notes payable at:

                                                                                                    December 31, 2000
                                                                          December 31, 1999           consolidated
                                                                        ----------------------    ----------------------
        6% note payable, due upon demand to Rally
           Automotive Group. Larry A Mayle, President
           of  Rally Automotive Group is also Co-
           chairman  and Chief Executive Officer of
           eNexi, Inc.                                                   $              220,431   $                  -

        6% note payable, due upon demand to
           Unicor, Inc.  Dr. Roger L. Miller, President of
           Unicor,  Inc. is  also Co-chairman and President
           of  eNexi, Inc.                                                              128,000                      -

        6% note payable, due upon demand to Larry A.
           Mayle, Co-chairman and Chief Executive
           Officer of eNexi, Inc.                                                        18,839                      -

        6% note payable due upon demand to Dr. Roger
           L. Miller, Co-chairman and President of
           eNexi, Inc.                                                                   27,614                      -
                                                                         ----------------------    ----------------------
                                                                         $              394,884   $                  -
                                                                         ======================    ======================

         Payoff of Notes Payable

         In July 2000, the Company paid off all of its notes payable totaling $394,884 plus accrued interest of $21,820.

         Extinguishment of Related Party Debt

         In July 2000, the Company agreed to exchange its 60% interest in International Capri Resources, SA de CV, an investment which had a carrying value of $0 on the Company's books, in exchange for a note payable in the amount of $107,000, which was borrowed on a short-term basis from a former shareholder. The transaction resulted in a gain of $107,000.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


7.       CAPITAL STOCK

         Stock Dividend

         On September 1, 1999, the Company distributed 834,316 shares of common stock in connection with an 8,400% stock dividend. As a result of the stock dividend, common stock was increased and additional paid-in capital was decreased by $8,343, respectively. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock dividend.

         Conversion of Debt to Equity

         On September 1, 1999, the Company converted a $180,000 and a $120,000 promissory note due to the Chairman/CEO and President, respectively, into capital. This was done as part of the original capitalization of the Company and no additional shares were issued in conjunction with this transaction.

         Warrants

         In December 1999, the Company agreed to issue 1,000.3 warrants, for every 1,000 shares of any type of stock issued. The warrants enable the holders to purchase one share of the Company's common stock, and are exercisable within five years at a strike price equal to the stock's market value at the time any additional shares are issued. The warrants were canceled as of the date of the merger (Note 3).

         Retirement of Stock

         On March 29, 2000, the Company purchased 2,000 shares of common stock from two stockholders for the purchase price of $10 per share. The shares were immediately retired.

         Reverse Stock Split

         On May 25, 2000, the Company's Board of Directors authorized a 1-for-25 reverse stock split of the Company's $0.0001 par value common stock effective June 26, 2000, for all common stockholders of record at June 23, 2000. As a result of the reverse split, 41,352,000 shares of common stock were returned to the Company, and additional paid-in capital was increased by $4,135. All references in the accompanying financial statements to the number of common shares and per-share amounts for December 31, 2000 and the year then ended have been restated to reflect the reverse stock split.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


7.       CAPITAL STOCK (Continued)
         -------------

         Conversion of Preferred Stock

         The 1-for-25 reverse stock split authorized by the Company's Board of Directors on May 25, 2000, will automatically convert the Company's Series A and Series B Convertible Preferred Stock on a 1-for-1 basis into shares of common stock, after the reverse stock split.

8.       COMMITMENTS AND CONTINGENCY

         Operating Leases and Agreements

         The Company leased office and storage space under non-cancelable operating leases which expired September and August, 2000, respectively, and required monthly lease payments totaling $13,868. The Company entered into two new non-cancelable operating leases, expiring June 30, 2002, and November 30, 2001, for its office space. The amount of rent expense recorded for the period ended December 31, 1999 and the year ended December 31, 2000, totaled $75,456 and $245,523, respectively.

         The Company leased computer and office furniture under operating leases, which expired at varying times through August 2001 and required monthly lease payments totaling $13,955. The amount of rent expense recorded for the period ended December 31, 1999 and for the year ended December 31, 2000, totaled $63,612 and $127,958 respectively. On October 30, 2000, the Company assigned a computer lease to an outside party, which required monthly payments totaling $11,480 through August 2001. Additionally, in June 2000, the Company allowed its office furniture leases to lapse and they were not renewed.

         The Company entered into an agreement with Apex Global Internet Services (AGIS) to provide Internet ports. The term of the agreement was 12 months starting June 7, 1999 and required a monthly payment of $1,620, which was to be increased as more ports were provided. This agreement has not been renewed. The amount of expense recorded for the period ended December 31, 1999 and for the year ended December 31, 2000, was $108,700 and $0, respectively. See related contingency note below.

         The Company has entered into two agreements to provide Internet ports which expire March and August, 2002, respectively and require monthly payments totaling $22,600, which will be increased as more ports are provided. The amount of expense recorded for the period ended December 31, 1999 and for the year ended December 31, 2000, totaled $45,315 and $149,360, respectively.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000



8.       COMMITMENTS AND CONTINGENCY (Continued)
         ---------------------------

         Operating Leases and Agreements (Continued)
         -------------------------------

         Future minimum lease and agreement payments are as follows:

          For the year
         ended December                                     Furniture and
              31,                     Office                  Equipment                Services                  Total
       -------------------    --------------------    ----------------------    -------------------    ----------------------

              2001            $           192,070     $                   -     $                -     $             192,070
              2002                         92,082                         -                      -                    92,082
            2003 and
           thereafter                           -                         -                      -                         -
                              --------------------    ----------------------    -------------------    ----------------------
                              $           284,152     $                   -     $                -     $             284,152
                              ====================    ======================    ===================    ======================

         Employment and Consulting Agreements

         The Company has entered into agreements dated December 1, 1999 with its Co-Chairman and Chief Executive Officer and Co-Chairman and President. The agreements call for monthly payments totaling $25,000, which began once the Company received its second round of outside financing and will continue for periods of one year, thereafter.

         Contingency

         AGIS, one of the vendors used by the Company to provide dial-up ports to its customers, declared bankruptcy by filing for Chapter 11 in February 2000. The Company has added an additional vendor that will cover the potential loss of the ports provided by AGIS.

         Additionally, the Company is in the process of clarifying the terms of its agreement with AGIS based upon what management believes is contradictory language in the contract. The agreement entered into in June 1999, states that the Company will pay a monthly charge of $81,000 for the deployment of 1,000 ports, totaling $567,000 for the period ended December 31, 1999. The Company asserts that it should be billed only for ports used, which amounts to $1,620 per month. See the Operating Leases and Agreements disclosure above. AGIS has not disputed the Company's assertion; however, it has calculated the monthly billing amount at $2,500. The Company has initially made a payment of $108,700, which the Company asserts will be applied against any future resolution, and this payment has been charged to expense during the year ended December 31, 2000. AGIS has been in contact with Company management, attempting to resolve this issue. The Company has not sought the services of outside counsel.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


9.       INCOME TAXES

         The Company incurred taxable losses for federal and state purposes for the period ended December 31, 1999 and the year ended December 31, 2000. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for state purposes.

         Prior to September 7, 1999, the Company was taxed as an S Corporation. All tax benefits arising from operating losses as an S Corporation were passed to the individual shareholders.

         The Company's effective tax benefit on pretax loss differs from the U.S. Federal Statutory tax rate for the period ended December 31, 1999 and the year ended December 31, 2000 as follows:


                                                                                               December 31, 2000
                                                                 December 31, 1999               consolidated
                                                              -------------------------      ----------------------
        Federal statutory tax (benefit)                                       (34.00%)                    (34.00%)
        State tax (benefit)                                                    (5.83%)                     (5.83%)
                                                              -------------------------      ----------------------
                                                                              (39.83%)                    (39.83%)
                                                              =========================      ======================

         The components of income tax expense (benefit) consisted of the following:

                                                                                                 Year ended
                                                              From inception through         December 31, 2000
                                                                December 31, 1999               consolidated
                                                             -------------------------    -------------------------
             Current:
                 Federal                                      $                   -       $           (158,000)
                 State                                                            -                    (27,000)

             Deferred:
                 Federal                                                          -                          -
                 State                                                            -                          -
                                                             -------------------------    -------------------------

                    Total income tax benefit                                      -                   (185,000)

             Tax effect on the gain on disposal of
                business segment                                                  -                    185,000
                                                             -------------------------    -------------------------

                    Net income tax benefit                    $                   -       $                  -
                                                             =========================    =========================



                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


9.    INCOME TAXES (Continued)
      ------------

      Significant components of the Company's deferred tax asset at December 31, 1999 and 2000, are as follows:


                                                                                             December 31, 2000
                                                                December 31, 1999               consolidated
                                                             -------------------------    -------------------------

             Net operating loss carryforwards                 $             307,000       $          1,185,000
                                                             -------------------------    -------------------------

                 Gross deferred tax assets                                  307,000                  1,185,000

             Valuation allowance                                           (307,000)                (1,185,000)
                                                             -------------------------    -------------------------

                 Net deferred tax assets                      $                   -       $                  -
                                                             =========================    =========================

         At December 31, 1999 and 2000, the Company had net operating loss carryforwards of approximately $772,000 and $2,975,000, respectively, related to federal and state income taxes which can be used to offset future federal and state taxable income from operations.

         As a result of the merger on May 19, 2000 (Note 3), the Company will have combined net operating loss carryforwards of approximately $2,975,000 related to federal and state income taxes which can be used to offset future federal and state taxable income from operations. The carryforwards will begin to expire in 2007, and substantially all will expire in 2019. Additionally, at December 31, 2000, the Company had net loss carryforwards of approximately $120,000 for Mexican income tax purposes, which if not used, will expire in 2009.

         Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions, have not been determined.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000



10.      PROFIT SHARING PLAN

         The Company has a profit sharing plan that covers all non-shareholder employees. Contributions to the plan are at the discretion of management. Management did not make a contribution to the plan for the period ended December 31, 1999. The plan was canceled as of the date of the merger (Note 3).

11.      EMPLOYEE STOCK OPTION PLAN

         As of January 1, 2000, the Company adopted a stock option plan under which 1,500,000 shares of common stock are available for issuance with respect to awards granted to officers, management, consultants, and any other key employees of the Company. The options may be exercised at not less than 85% of the fair market value of the shares on the date of grant. The options expire after 10 years from the date of grant and 5 years from the date of grant for a ten-percent shareholder, as defined. The options are exercisable immediately when granted and are subject to restrictions on transfer, repurchase and right of first refusal.

         The  Company  applies  APB  Opinion 25 and  related  interpretation  in
         accounting  for  stock   options.   The  Company  did  not  record  any
         compensation expense for the year ended December 31, 2000.

                                                                                              Weighted Average
                                                                     Options                   Exercise Price
                                                             -------------------------    -------------------------
         Options outstanding at January 1, 2000                                   -       $                     -
         Granted during the year                                             89,334                          2.50
         Surrendered, forfeited or expired                                  (62,230)                         2.50
         Exercised                                                                -                             -
                                                             -------------------------    -------------------------

         Outstanding at December 31, 2000                                    27,104       $                  2.50
                                                             =========================    =========================


         Exercisable  options  outstanding,  and the  related  weighted  average
         exercise   price  at   December   31,   2000  were  15,813  and  $2.50,
         respectively.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000



11.      EMPLOYEE STOCK OPTION PLAN (Continued)
         --------------------------

         The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2000

         Outstanding options:
              Number outstanding                                                                          27,104
              Weighted average exercise price                                             $                    2.50
              Weighted average remaining contractual life in years                                             9.43

         Exercisable options:
              Number outstanding                                                                          15,813
              Weighted average exercise price                                             $                    2.50

         If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

                                                                                                    2000
                                                                                          -------------------------
         Pro forma:
              Net loss                                                                    $           (2,121,839)
              Loss per share:
                 Basic and diluted                                                        $                   (0.38)

         The fair value of each option  grant was  estimated  on the date of the
         grant  using  the  Black-Scholes   Option  Pricing  Module,  using  the
         following assumptions:

                                                                                                    2000
                                                                                          -------------------------


         Risk-free interest rate                                                                               5.17%
         Expected life in years                                                                                9.43
         Expected volatility                                                                                 952.00%
         Expected dividend yield                                                                               -


                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000


12.      SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures About Segments Of An Enterprise and Related Information", in the period ended December 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

         The Company was an Internet service provider (ISP) through the VirtuallyFreeInternet.com division, which was sold (Note 3) and provided analog Internet access to subscribers for a monthly fee. The Company is also an intermediary for online advertising and marketing. Services are provided through free email accounts in a Web-based email system at its dollars4mail.com Web site, and through targeted opt-in direct emails sent by its eNexiDirect.com division. In measuring performance and allocating assets, the chief operating decision maker reviews each segment by type of service provided.









                           (left intentionally blank)
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000



12.      SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
         ----------------------------------

        For the year ended December 31,                                           eNexiDirect
                      2000                                                            and
                  consolidated                    VirtuallyFreeInternet           dollars4mail                Total
        ---------------------------------    ----------------------------    --------------------    --------------------

        Net revenue                          $                       -       $        368,226        $         368,226
                                             ============================    ====================    ====================

        Loss from continuing
           operations                        $                       -       $     (2,062,928)       $      (2,062,928)
        Income tax benefit                                     185,000                      -                  185,000
        Loss from operations
           of disposed business
           segment                                            (504,047)                     -                 (504,047)
        Gain on disposal of
           business segment,
           net of tax                                          280,464                      -                  280,464
                                             ----------------------------    --------------------    --------------------

        Net loss                             $                 (38,583)      $     (2,062,928)       $      (2,101,511)
                                             ============================    ====================    ====================


                                                                                  eNexiDirect
             From inception through                                                   and
               December 31, 1999                  VirtuallyFreeInternet           dollars4mail                Total
        ---------------------------------    ----------------------------    --------------------    --------------------
        Net revenues                         $                  27,192       $              -        $          27,192
                                             ============================    ====================    ====================
        Net loss                             $              (1,495,543)      $              -        $      (1,495,543)
                                             ============================    ====================    ====================