Form 10QSB
period 2001-03-31
ENEXI HOLDINGS INC
filed 2001-05-02
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

     [ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from _______________ TO _______________.

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of March 31, 2001, 9,732,864 shares of Common Stock, par value $.0001 per share, of eNexi Holdings, Inc. were issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CONTENTS


Consolidated Balance Sheets                                                                      F - 2

Statements of Income and Expense                                                                 F - 3

Consolidated Statement of Stockholders' Equity                                                   F - 4

Statements of Cash Flows                                                                         F - 5

Notes to Financial Statements                                                                    F - 6

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                                                 March 31, 2001
                                                                                   December 31, 2000               (unaudited)
                                                                               --------------------------    -----------------------
Current assets:
    Cash and cash equivalents                                                    $            3,194,964      $           2,917,688
    Accounts receivable - net of allowance for doubtful accounts                                 29,595                    305,050
    Prepaid expenses                                                                              4,428                      2,561
    Other current assets                                                                          1,629                        500
                                                                               --------------------------    -----------------------
     Total current assets                                                                     3,230,616                  3,225,799
                                                                               --------------------------    -----------------------
Property and equipment - net                                                                    270,617                    252,768
                                                                               --------------------------    -----------------------
Other assets
    Other investment-restricted (at net realizable value)                                        43,637                     16,172
    Deposits                                                                                     30,255                     30,255
                                                                               --------------------------    -----------------------
     Total assets                                                                $            3,575,125      $           3,524,994
                                                                               =========================     =======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $               80,119      $             177,132
    Accrued liabilities                                                                               -                     23,259
    Other current liabilities                                                                     3,700                          -
                                                                               --------------------------    -----------------------

     Total current liabilities                                                                   83,819                    200,391
                                                                               --------------------------    -----------------------

Stockholders' equity:
    Preferred Stock:
      Preferred Stock: $0.0001 par value, 6,000,000 shares authorized:
        no shares issued and outstanding at December 31, 2000 and
        March 31, 2001                                                                                -                          -
      Convertible Series A: $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at December 31, 2000 and March
        31, 2001                                                                                      -                          -
      Convertible Series B: $0.0001 par value, 3,000,000 shares authorized, and no shares issued and outstanding at December 31, 2000 and March
        31, 2001                                                                                      -                          -
    Common Stock:
      $0.0001 par value, 50,000,000 shares authorized, 9,732,864 shares issued and outstanding at December 31, 2000 and
        March 31, 2001                                                                              974                        974
    Additional paid-in capital                                                                7,073,386                  7,073,386
    Warrants outstanding                                                                         14,000                     14,000
    Accumulated deficit                                                                      (3,597,054)                (3,763,757)
                                                                               --------------------------    -----------------------
     Total stockholders' equity                                                               3,491,306                  3,324,603
                                                                               --------------------------    -----------------------
     Total liabilities and stockholders' equity                                  $            3,575,125      $           3,524,994
                                                                               ==========================    =======================

    The accompanying notes are an integral part of these finanial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                        STATEMENTS OF INCOME AND EXPENSE



                                                                                                             Three months ended
                                                                                 Three months ended            March 31, 2001
                                                                                   March 31, 2000              (Consolidated)
                                                                               -----------------------     ------------------------

Net revenues                                                                   $            96,372         $            380,920
                                                                               -----------------------     ------------------------
Operating costs and expenses:
    Cost of recurring revenues                                                              48,367                      155,706
    Sales and marketing                                                                    242,913                        4,108
    General and administrative                                                             388,158                      416,760
    Depreciation                                                                            10,238                       17,849
                                                                               -----------------------     ------------------------
        Total operating costs and expenses                                                 689,676                      594,423
                                                                               -----------------------     ------------------------
Loss from operations                                                                      (593,304)                    (213,503)

Other income (expense):
    Interest expense                                                                        (6,073)                           -
    Interest income                                                                         12,982                       40,507
    Other income (expense)                                                                  (1,678)                       6,293
                                                                               -----------------------     ------------------------
Loss before provision for income taxes                                                    (588,073)                    (166,703)
                                                                               -----------------------     ------------------------
Provision for income taxes                                                                       -                            -
                                                                               -----------------------     ------------------------
      Net loss                                                                 $          (588,073)        $           (166,703)
                                                                               =======================     ========================

      Net loss per share                                                       $             (0.81)        $              (0.02)
                                                                               =======================     ========================

Weighted average shares outstanding                                                        723,000                    9,732,864
                                                                               =======================     ========================

    The accompanying notes are an integral part of these finanial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 Series A Convertible         Series B Convertible
                                   Preferred Stock              Preferred Stock                 Common Stock

                                 Number        Par            Number        Par            Number           Par           Additional
                                of Shares       Value        of Shares       Value       of Shares         Value           Paid-in
                                                                                                                           Capital

Balance, December 31, 2000              -      $      -             -       $    -       9,732,864      $        974    $  7,073,386

Net loss                                -             -             -            -               -                 -               -
                               ------------    ---------    ------------    ---------    -----------    -------------   ------------
Balance, March 31, 2001-
    (unaudited)                         -      $      -             -       $    -       9,732,864      $        974    $  7,073,386
                               ============    =========    ============    =========    ===========    =============   ============




                                                         Retained           Total
                                        Warrants          Earnings       Stockholders'
                                       Outstanding        (Deficit)         Equity

Balance, December 31, 2000           $       14,000    $  (3,597,054)   $  3,491,306

Net loss                                          -         (166,703)       (166,703)
                                     --------------    --------------   --------------
Balance, March 31, 2001-
    (unaudited)                      $       14,000    $  (3,763,757)   $  (3,324,603)
                                     ==============    ==============   ==============



    The accompanying notes are an integral part of these finanial statements
                                       F-4
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                            STATEMENTS OF CASH FLOWS


                                                                                                     Three months ended
                                                                         Three months ended            March 31, 2001
                                                                           March 31, 2000              (Consolidated)

    Cash flows provided by operating activities:
      Net loss                                                         $            (588,073)       $          (166,703)
                                                                       ------------------------     -----------------------
    Adjustments to reconcile net loss to cash used by operations:
      Provision for uncollectible accounts                                                 -                    (31,569)
      Depreciation                                                                    10,238                     17,849
      Write-down of other investment                                                       -                     27,465
    Changes in assets and liabilities:
      Accounts receivable                                                            (35,577)                  (243,888)
      Prepaid expenses                                                                     -                      1,868
      Other current assets                                                           (18,303)                     1,129
      Deposits                                                                        15,400                          -
      Accounts payable                                                                57,064                     97,014
      Accrued liabilities                                                              6,073                     23,259
      Other current liabilities                                                       10,372                     (3,700)
                                                                       ------------------------     -----------------------

        Total adjustments                                                             45,267                   (110,573)
                                                                       ------------------------     -----------------------
        Net cash used by operating activities                                       (542,806)                  (277,276)
                                                                       ------------------------     -----------------------
    Cash flows used by investing activities:
      Purchase of property and equipment                                              (3,394)                         -
                                                                       ------------------------     -----------------------
        Net cash used by investing activities                                         (3,394)                         -
                                                                       ------------------------     -----------------------
    Cash flows provided by financing activities:
      Purchase of treasury stock                                                     (20,000)                         -
                                                                       ------------------------     -----------------------
        Net cash provided by financing activities                                    (20,000)                         -
                                                                       ------------------------     -----------------------
        Net decrease in cash and cash equivalents                                   (566,200)                  (277,276)

    Cash and cash equivalents, beginning of the period                             1,196,675                  3,194,964
                                                                       ------------------------     -----------------------
    Cash and cash equivalents, end of the period                       $             630,475        $         2,917,688
                                                                       ========================     =======================



    The accompanying notes are an integral part of these finanial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 2001


1.       INTERIM FINANCIAL INFORMATION

         The financial statements of eNexi Holdings, Inc. and Subsidiary (the Company) as of March 31, 2001 and for the three months ended March 31, 2001 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

2.       BASIS OF PRESENTATION

         The consolidated financial statements at December 31, 2000 and for the three months ended March 31, 2001, include the accounts of the Company and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated.

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


OVERVIEW

         ENexi Holdings, Inc. is an Internet related company that creates company-owned direct response and content delivery web sites. There are two web sites currently in operation: dollars4mail.com and eNexiDirect.com.

         Dollars4mail.com provides site subscribers with an opportunity to earn money while using their free web-based email account, shopping on any one of the 400 affiliated shopping sites, or playing casino and action games. Subscribers can also earn money by signing up for other online programs or for online sweepstakes that are affiliated with the site.

         ENexi generates revenue through Dollars4mail.com by providing Internet advertisers with a targeted audience for opt-in emails and banner ads. Revenues are shared with those subscribers who utilize some or all of the services offered on its website. A portion of the revenues generated by Dollars4mail.com is also shared with subscribers for others they have referred to the site.

         ENexiDirect.com provides Internet-based opt-in e-mail direct marketing services that enable direct marketers to target promotional campaigns to preselected consumers who have given them their permission to receive email messages. Through eNexiDirect.com, the Company charges direct marketers a fee each time it sends marketing materials on their behalf to an email address selected from the Company's and/or participating third party databases. The Company pays a percentage of that fee to the participating third party database owner each time an email address they own is used for a particular email marketing campaign.

         The Company's Myquickinfo.com Web site has suspended indefinitely the publication of its daily and weekly newsletters due to lack of advertiser support. It is unlikely that advertiser support will develop at levels required for resumption of publication within the foreseeable future.

                  The total number of subscribers to our web sites increased from approximately 471,000 subscribers at December 31, 2000 to approximately 500,000 at March 31, 2001.

RESULTS OF OPERATIONS
For the three months ended March 31, 2001 and 2000

         Revenues. During the period, Company revenues were derived from its web site operations. Gross revenues were $380,920 and $96,372 for the three months ended March 31, 2001 and March 31, 2000, respectively. The Company incurred an operating loss of $166,703 and $588,073 for the three months ended March 31, 2001 and 2000, respectively.

         Cost of sales. Cost of sales consist of the expense associated with renting subscriber lists for its direct email services through eNexiDirect.com. The Company incurred cost of sales of $155,706 and $48,637 for the three months ended March 31, 2001, and March 31, 2000, respectively.

         Sales and marketing. Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the Company's web sites, and new market penetration costs. Total marketing costs for the three months ended March 31, 2001, and March 31, 2000, were $4,108 and $242,913, respectively.

         Administrative. During the quarter ended March 31, 2001, administrative costs were $416,760. Of this total labor costs were $327,679 and consulting costs were $10,326. Administrative costs for the three months ended March 31, 2000, were $388,158. Of this total, labor costs were $232,453 and consulting costs were $3,056

         Interest. Interest expense for the three months ended March 31, 2001, was $0. Interest expense for the three months ended March 31, 2000, was $6,073 and was derived from notes due to related parties.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had cash and cash equivalents of $2,917,688 and net accounts receivable of $305,050. The increase in net accounts receivable from $29,595 at December 31, 2000, relates to the eNexiDirect.com web site and the additional sales generated from direct email services provided for web-based distributors of products and services.

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

  (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                       ENEXI HOLDINGS, INC.


May 1, 2001                                 By:      /s/ Larry Mayle
                                                         Larry Mayle
                                                         Chief Executive Officer