Form 10QSB
period 2001-06-30
ENEXI HOLDINGS INC
filed 2001-08-08
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 2001, 9,732,864 shares of Common Stock, par value $.0001 per share, of eNexi Holdings, Inc. were issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                                    CONTENTS


Balance Sheets                                                                                   F - 2

Statements of Income and Expense                                                                 F - 3

Statements of Cash Flows                                                                         F - 4

Notes to the Financial Statements                                                                F - 6






                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                      ASSETS
                                                                                     June 30, 2001              December 31, 2000
                                                                               --------------------------    -----------------------
Current assets:
    Cash and cash equivalents                                                   $            2,850,201        $           3,194,964
    Accounts receivable, net of allowance for doubtful accounts                                 95,879                       29,595
    Prepaid expenses                                                                               750                        4,428
    Other current assets                                                                           500                        1,629
                                                                               --------------------------    -----------------------

     Total current assets                                                                    2,947,330                    3,230,616
                                                                               --------------------------    -----------------------
Property and equipment - net                                                                   234,918                      270,617
                                                                               --------------------------    -----------------------
Other assets
    Other investment - restricted at net realizable value                                        8,214                       43,637
    Deposits                                                                                    30,255                       30,255
                                                                               --------------------------    -----------------------
     Total assets                                                               $            3,220,717        $           3,575,125
                                                                               ==========================    =======================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $              116,112        $              80,119
    Accrued liabilities                                                                          7,787                            -
    Other current liabilities                                                                        -                        3,700
                                                                               --------------------------    -----------------------

     Total current liabilities                                                                 123,898                       83,819
                                                                               --------------------------    -----------------------

Stockholders' equity:
    Preferred Stock:
       Preferred Stock: $0.0001 par value, 6,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 and December 31,
           2000, respectively                                                                        -                            -
     Convertible Series A: $0.0001 par value,  6,000,000 shares authorized and 0  shares issued and outstanding at June 30, 2001 and
        December 31, 2000, respectively                                                              -                            -
     Convertible Series B: $0.0001 par value, 3,000,000 shares
        authorized, and 0 shares issued and outstanding
        at June 30, 2001 and December 31, 2000, respectively                                         -                            -
    Common Stock:
     $0.0001 par value, 50,000,000 shares authorized, 9,732,864 shares issued and outstanding at June 30, 2001 and December 31,
        2000, respectively                                                                         974                          974
    Additional paid-in capital                                                               7,073,386                    7,073,386
    Warrants outstanding                                                                        14,000                       14,000
    Accumulated deficit                                                                      3,991,541                   (3,597,054)
                                                                               --------------------------    -----------------------
     Total stockholders' equity                                                              3,096,820                    3,491,306
                                                                               --------------------------    -----------------------
     Total liabilities and stockholders' equity                                 $            3,220,717        $           3,575,125
                                                                               ==========================    =======================


   The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                  CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
--------------------------------------------------------------------------------
                                   (UNAUDITED)



                                     Three months   Three months     Six months     Six months
                                        ended           ended           ended         ended
                                     June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                                      -----------    -----------    -----------    -----------

Net revenues ......................   $   189,286    $   272,905    $   570,206    $   369,277
                                      -----------    -----------    -----------    -----------

Operating costs and expenses:
    Cost of recurring revenues ....        68,842        100,973        224,548        149,341
    Sales and marketing ...........           200        262,787          4,308        505,701
    General and administrative ....       384,473        513,509        819,082        911,904
    Organization costs ............          --           99,416           --           99,416
                                      -----------    -----------    -----------    -----------
      Total operating costs and
        expenses ..................       453,515        976,685      1,047,938      1,666,362
                                      -----------    -----------    -----------    -----------
Loss from operations ..............      (264,229)      (703,780)      (477,732)    (1,297,085)

Other income (expense):
    Interest expense ..............          --           (6,131)          --          (12,204)
    Interest income ...............        31,254         37,682         71,761         48,987
    Other income ..................         5,192           --           11,485           --
                                      -----------    -----------    -----------    -----------
Loss before income tax
   provision ......................      (227,783)      (672,229)      (394,486)    (1,260,302)
                                      -----------    -----------    -----------    -----------
Provision for income taxes ........          --             --             --             --
                                      -----------    -----------    -----------    -----------
      Net loss ....................   $  (227,783)   $  (672,229)   $  (394,486)   $(1,260,302)
                                      ===========    ===========    ===========    ===========

      Net loss per share
                                      $     (0.02)   $     (0.68)   $     (0.04)   $     (0.99)
                                      ===========    ===========    ===========    ===========
Weighted average shares outstanding     9,732,864        980,150      9,732,864      1,264,818
                                      ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                        Six months ended June       Six months ended June
                                                                              30, 2001                    30, 2000
                                                                       ------------------------    ------------------------

    Cash flows provided by operating activities:
      Net loss                                                                      (394,486)       $        (1,260,302)
                                                                       ------------------------    ------------------------
    Adjustment to reconcile net loss to cash used by operations:
      Depreciation                                                                    35,696                     24,196
      Organization costs                                                                   -                     99,416
      Provision for uncollectible accounts                                             3,964                          -
      Write-down of other investments                                                 35,423                          -
    Changes in assets and liabilities:
      Accounts receivable                                                            (70,248)                  (164,803)
      Prepaid expenses                                                                 3,679
      Other current assets                                                             1,129                    (28,569)
      Deposits                                                                             -                    (25,881)
      Accounts payable                                                                35,994                     89,888
      Accrued liabilities                                                              7,786                     (7,979)
      Other current liabilities                                                       (3,700)                    36,879
                                                                       ------------------------    ------------------------
        Total adjustments                                                             49,723                     23,147
                                                                       ------------------------    ------------------------
        Net cash used by operations                                                 (344,763)                (1,237,155)
                                                                       ------------------------    ------------------------
    Cash flows used by investing activities:
      Purchase of property and equipment                                                   -                   (161,660)
                                                                       ------------------------    ------------------------
        Net cash used by investing activities                                              -                   (161,660)
                                                                       ------------------------    ------------------------
    Cash flows provided by financing activities:
      Proceeds from notes payable                                                          -                     20,183
      Purchase of treasury stock                                                           -                    (20,000)
      Issuance of preferred stock                                                          -                  4,704,451
                                                                       ------------------------    ------------------------
        Net cash provided by financing activities                                          -                  4,704,634
                                                                       ------------------------    ------------------------
        Net increase in cash and cash equivalents                                   (344,763)                 3,305,819

    Cash and cash equivalents, beginning of period                                 3,194,964                  1,196,675
                                                                       ------------------------    ------------------------
    Cash and cash equivalents, end of period                                       2,850,201        $         4,502,494
                                                                       ========================    ========================





The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                   (UNAUDITED)


                                                                        Six months ended June        Six months ended June
                                                                               30, 2001                    30, 2000
                                                                       -------------------------    ------------------------

    Supplemental disclosures of cash flow information

      Cash paid during the period for:
          Interest expense                                             $                    -       $            12,204
                                                                       =========================    ========================

    Supplemental disclosures of non-cash operating, investing, and financing activities

          Issuance of stock for net assets acquired                    $                    -       $           104,687
                                                                       =========================    ========================

The accompanying notes are an integral part of these financial statements  F-5
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             JUNE 30, 2001 AND 2000


1.       INTERIM FINANCIAL INFORMATION

         The financial statements of eNexi Holding, Inc. and Subsidiary (the Company) as of June 30, 2001 and for the six months ended June 30, 2001 and 2000, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements.

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

3.       SUSEQUENT EVENT

         Restructuring Plan

         In July 2001, the Company management proposed and the Board of Directors approved, the implementation of a restructure and reorganization of the Company operations. The plan would involve the reduction of operations that produce internet-based revenues, elimination of most Company employees, and the sale of the Company assets. The plan is expected to be fully implemented by December 31, 2001.

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

     The  total  number  of  subscribers   to  our  web  sites   decreased  from
approximately 471,000 subscribers at December 31, 2000 to approximately 290,000 at June 30, 2001.

     ENexi Holdings, Inc. is the surviving entity of a merger that occurred on May 19, 2000, pursuant to which eNexi Inc. merged with and into Silver King Resources, Inc. Pursuant to the terms of the merger agreement, eNexi Holdings, Inc. acquired 100% of the outstanding capital stock of eNexi Inc. for a purchase price consisting of 6,000,000 newly-issued shares of eNexi Holdings, Inc. series A convertible preferred stock, which converted into 6,000,000 shares of eNexi Holdings, Inc. common stock, or approximately 61% of the outstanding shares of common stock. In addition, as part of the merger, eNexi Holdings, Inc. agreed to assume the existing eNexi, Inc. warrants, which permit the issuance of 1,000,000 shares of common stock at an exercise price of $2.50 per warrant. In conjunction with the merger closing, a private placement offering was completed for 2,009,864 newly issued shares of series B convertible preferred stock, and the shares converted into an aggregate 2,009,864 shares of common stock. The series B shares were sold at a price of $2.50 per share to accredited investors and raised gross proceeds of $5,024,660. The proceeds of the offering will be used to fund our operations.


RESULTS OF OPERATIONS

For the six months ended June 30, 2001 and 2000

Revenues: During the period, Company revenues were derived from its web site operations. Gross revenues were $570,206 and $369,277 for the six months ended June 30, 2001 and June 30, 2000, respectively. The Company incurred a loss of $394,486 and $1,260,302 for the six months ended June 30, 2001 and 2000, respectively.

Cost of sales. Cost of sales consist of the expense associated with renting subscriber lists for its direct "email services" through eNexiDirect.com. The Company incurred cost of sales of $224,548 and $149,341 for the six months ended June 30, 2001, and June 30, 2000, respectively.

Sales and marketing. Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the Company's web sites, and new market penetration costs. Total marketing costs for the six months ended June 30, 2001, and June 30, 2000, were $4,308 and $505,701, respectively.

Administrative. During the six months ended June 30, 2001, administrative costs were $819,082. Of this total labor costs were $530,769 and consulting costs were $14,051. Administrative costs for the six months ended June 30, 2000, were $911,904. Of this total, labor costs were $502,279 and consulting costs were $38,696

Interest. Interest expense for the six months ended June 30, 2001, was $0. Interest expense for the six months ended June 30, 2000, was $12,204 and was derived from notes due to related parties

Liquidity and Capital Resources

     As of June 30, 2001, the Company had cash and cash equivalents of $2,850,201 and net accounts receivable of $95,879. The increase in net accounts receivable from $29,595 at December 31, 2000, relates to the eNexiDirect.com web site and the additional sales generated from direct "email" services provided for web-based distributors of products and services.


Subsequent Event - Restructuring Plan

     In July 2001, the Company management proposed and the Board of Directors approved, the implementation of a restructure and reorganization of the Company operations. The plan would involve the reduction of operations that produce internet-based revenues, elimination of most Company employees, and the sale of the Company assets. The plan is expected to be fully implemented by December 31, 2001.

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

     None.

  (b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.


                                             ENEXI HOLDINGS, INC.


August 14, 2001                 By:      /s/ Larry Mayle
                                             -----------------------------------
                                             Larry Mayle
                                             Chief Executive Officer