Form 10QSB/A
period 2001-06-30
ENEXI HOLDINGS INC
filed 2001-08-20
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

[  ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the Transition Period from _______________ TO ___________.

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CONTENTS


Consolidated Balance Sheets                                                                      F - 2

Consolidated Statements of Income and Expense                                                    F - 3

Consolidated Statements of Cash Flows                                                            F - 4

Notes to Consolidated Financial Statements                                                       F - 6



                                               eNexi HOLDINGS, INC.
                          (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                            CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                      ASSETS
                                                                                     June 30, 2001
                                                                                      (unaudited)               December 31, 2000
                                                                               --------------------------    -----------------------
Current assets:
    Cash and cash equivalents                                                   $            2,850,201        $           3,194,964
    Accounts receivable, net of allowance for doubtful accounts                                 95,879                       29,595
    Prepaid expenses                                                                               750                        4,428
    Other current assets                                                                           500                        1,629
                                                                               --------------------------    -----------------------
     Total current assets                                                                    2,947,330                    3,230,616
                                                                               --------------------------    -----------------------
Property and equipment - net                                                                   234,918                      270,617
                                                                               --------------------------    -----------------------
Other assets
    Other investment - restricted at net realizable value                                        8,214                       43,637
    Deposits                                                                                    30,255                       30,255
                                                                               --------------------------    -----------------------
     Total assets                                                               $            3,220,717        $           3,575,125
                                                                               ==========================    =======================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $              116,110        $              80,119
    Accrued liabilities                                                                          7,787                            -
    Other current liabilities                                                                        -                        3,700
                                                                               --------------------------    -----------------------
     Total current liabilities                                                                 123,897                       83,819
                                                                               --------------------------    -----------------------
Stockholders' equity:
    Preferred Stock:
       Preferred Stock: $0.0001 par value, 6,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 and December 31,
           2000, respectively                                                                        -                            -
     Convertible Series A: $0.0001 par value,  6,000,000 shares authorized;  no shares issued and outstanding at June 30, 2001
        and December 31, 2000, respectively                                                          -                            -
     Convertible Series B: $0.0001 par value, 3,000,000 shares
        authorized; no shares issued and outstanding
        at June 30, 2001 and December 31, 2000, respectively                                         -                            -
    Common Stock:
     $0.0001 par value, 50,000,000 shares authorized; 9,732,864 shares issued and outstanding at June 30, 2001 and December 31,
        2000, respectively                                                                         974                          974
    Additional paid-in capital                                                               7,073,386                    7,073,386
    Warrants outstanding                                                                        14,000                       14,000
    Accumulated deficit                                                                     (3,991,540)                  (3,597,054)
                                                                               --------------------------    -----------------------
     Total stockholders' equity                                                              3,096,820                    3,491,306
                                                                               --------------------------    -----------------------
     Total liabilities and stockholders' equity                                 $            3,220,717        $           3,575,125
                                                                               ==========================    =======================


   The accompanying notes are an integral part of these financial statements


                                               eNexi HOLDINGS, INC.
                          (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                   CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
-------------------------------------------------------------------------------------------------------------------
                                                    (UNAUDITED)



                                     Three months   Three months     Six months    Six months
                                        ended           ended           ended         ended
                                    June 30, 2001   June 30, 2000  June 30, 2001  June 30, 2000
                                      -----------    -----------    -----------    -----------

Net revenues ......................   $   189,286    $   272,905    $   570,206    $   369,277
                                      -----------    -----------    -----------    -----------
Operating costs and expenses:
    Cost of recurring revenues ....        68,842        100,973        224,548        149,341
    Sales and marketing ...........           200        262,787          4,308        505,701
    General and administrative ....       376,515        513,509        783,659        911,904
    Organization costs ............          --           99,416           --           99,416
    Write down of other investment          7,958           --           35,423           --
                                      -----------    -----------    -----------    -----------
      Total operating costs and
        expenses ..................       453,515        976,685      1,047,938      1,666,362
                                      -----------    -----------    -----------    -----------
Loss from operations ..............      (264,229)      (703,780)      (477,732)    (1,297,085)

Other income (expense):
    Interest expense ..............          --           (6,131)          --          (12,204)
    Interest income ...............        31,254         37,682         71,761         48,987
    Other income ..................         5,192           --           11,485           --
                                      -----------    -----------    -----------    -----------
Loss before income tax
   provision ......................      (227,783)      (672,229)      (394,486)    (1,260,302)
                                      -----------    -----------    -----------    -----------
Provision for income taxes ........          --             --             --             --
                                      -----------    -----------    -----------    -----------
      Net loss ....................   $  (227,783)   $  (672,229)   $  (394,486)   $(1,260,302)
                                      ===========    ===========    ===========    ===========

      Net loss per share ..........   $     (0.02)   $     (0.69)   $     (0.04)   $    (1,00)
                                      ===========    ===========    ===========    ===========
Weighted average shares outstanding     9,732,864        980,150      9,732,864      1,264,818
                                      ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements

                                               eNexi HOLDINGS, INC.
                          (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                    (UNAUDITED)

                                                                        Six months ended June       Six months ended June
                                                                              30, 2001                    30, 2000
                                                                       ------------------------    ------------------------

    Cash flows provided by operating activities:
      Net loss                                                                      (394,486)       $        (1,260,302)
                                                                       ------------------------    ------------------------
    Adjustment to reconcile net loss to cash used by operations:
      Depreciation                                                                    35,696                     24,196
      Organization costs                                                                   -                     99,416
      Provision for uncollectible accounts                                             3,964                          -
      Write-down of other investments                                                 35,423                          -
    Changes in assets and liabilities:
      Accounts receivable                                                            (70,248)                  (164,803)
      Prepaid expenses                                                                 3,679                          -
      Other current assets                                                             1,129                    (28,569)
      Deposits                                                                             -                    (25,881)
      Accounts payable                                                                35,994                     89,888
      Accrued liabilities                                                              7,786                     (7,979)
      Other current liabilities                                                       (3,700)                    36,879
                                                                       ------------------------    ------------------------
        Total adjustments                                                             49,723                     23,147
                                                                       ------------------------    ------------------------
        Net cash used by operations                                                 (344,763)                (1,237,155)
                                                                       ------------------------    ------------------------
    Cash flows used by investing activities:
      Purchase of property and equipment                                                   -                   (161,660)
                                                                       ------------------------    ------------------------
        Net cash used by investing activities                                              -                   (161,660)
                                                                       ------------------------    ------------------------
    Cash flows provided by financing activities:
      Proceeds from notes payable                                                          -                     20,183
      Purchase of treasury stock                                                           -                    (20,000)
      Issuance of preferred stock                                                          -                  4,704,451
                                                                       ------------------------    ------------------------
        Net cash provided by financing activities                                          -                  4,704,634
                                                                       ------------------------    ------------------------
        Net increase in cash and cash equivalents                                   (344,763)                 3,305,819

    Cash and cash equivalents, beginning of period                                 3,194,964                  1,196,675
                                                                       ------------------------    ------------------------
    Cash and cash equivalents, end of period                                       2,850,201        $         4,502,494
                                                                       ========================    ========================


   The accompanying notes are an integral part of these financial statements

                                               eNexi HOLDINGS, INC.
                          (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                    (UNAUDITED)


                                                                        Six months ended June        Six months ended June
                                                                               30, 2001                    30, 2000
                                                                       -------------------------    ------------------------
    Supplemental disclosures of cash flow information:

      Cash paid during the period for:
          Interest expense                                             $                    -       $            12,204
                                                                       =========================    ========================

    Supplemental disclosures of non-cash operating, investing, and financing activities:

          Issuance of stock for net assets acquired                    $                    -       $           104,687
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



1.       INTERIM FINANCIAL INFORMATION

         The financial statements of eNexi Holding, Inc. and Subsidiary (the Company) as of June 30, 2001 and for the six months ended June 30, 2001 and 2000, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from the audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2000.

2.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated.

3.       SUBSEQUENT EVENT

         Restructuring Plan

         On July 12, 2001, the Board of Directors approved a plan to restructure and reorganize the Company's operations. The plan would involve: a) the winding down of the operations of the eNexiDirect.com, dollars4mail.com, and MyQuickInfo.com web sites, b) the disposal of unnecessary fixed assets at the best available current market prices,
         c) the termination of leases for office space in Dover, NH and Irvine, CA, d) the reduction of personnel expenses to minimum levels, and e) the exploration of all opportunities utilizing the Company's remaining assets to maximize shareholder value. The plan is expected to be fully implemented by December 31, 2001.

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

         ENexi generates revenue through Dollars4mail.com by providing Internet advertisers with a targeted audience for opt-in emails and banner ads. Revenues are shared with those subscribers who utilize some or all of the services offered on its website. A portion of the revenue generated by Dollars4mail.com is also shared with subscribers for other web site users they have referred to the site.

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

         The Company's Myquickinfo.com Web site has suspended indefinitely the publication of its daily and weekly newsletters due to lack of advertising support. It is unlikely that advertising support will develop at levels required for resumption of the publication within the foreseeable future.

         As described in the subsequent event discussion, the Company has taken steps to wind down its eNexiDirect.com and dollars4mail.com web sites.

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

Cost of sales: Cost of sales consist of the expense associated with renting subscriber lists for its direct "email services" through eNexiDirect.com. The Company incurred cost of sales of $224,548 and $149,341 for the six months ended June 30, 2001, and June 30, 2000, respectively.

Sales and marketing: Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the Company's web sites, and new market penetration costs. Total marketing costs for the six months ended June 30, 2001, and June 30, 2000, were $4,308 and $505,701, respectively.

Administrative: During the six months ended June 30, 2001, administrative costs were $783,659. Of this total labor costs were $530,769 and consulting costs were $14,051. Administrative costs for the six months ended June 30, 2000, were $911,904. Of this total, labor costs were $502,279 and consulting costs were $38,696

Interest: Interest expense for the six months ended June 30, 2001, was $0. Interest expense for the six months ended June 30, 2000, was $12,204 and was derived from notes due to related parties

Liquidity and Capital Resources

         As of June 30, 2001, the Company had cash and cash equivalents of $2,850,201 and net accounts receivable of $95,879. The increase in net accounts receivable from $29,595 at December 31, 2000, relates to the eNexiDirect.com web site and the additional sales generated from direct "email" services provided for web-based distributors of products and services.



SUBSEQUENT EVENT

Restructuring Plan

         On July 12, 2001, the Board of Directors approved a plan to restructure and reorganize the Company's operations. The plan would involve: a) the winding down of the operations of the eNexiDirect.com, dollars4mail.com, and MyQuickInfo.com web sites, b) the disposal of unnecessary fixed assets at the best available current market prices, c) the termination of leases for office space in Dover, NH and Irvine, CA, d) the reduction of personnel expenses to minimum levels, and e) the exploration of all opportunities utilizing the Company's remaining assets to maximize shareholder value. The plan is expected to be fully implemented by December 31, 2001.

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



                                                      ENEXI HOLDINGS, INC.


August 17, 2001                             By:      /s/ Larry Mayle
                                                         Larry Mayle
                                                         Chief Executive Officer