Form 10QSB
period 2001-09-30
ENEXI HOLDINGS INC
filed 2001-11-14
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2001, 9,732,864 shares of Common Stock, par value $.0001 per share, of eNexi Holdings, Inc. were issued and outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    CONTENTS

Consolidated Balance Sheets                                                                      F - 3

Consolidated Statements of Income and Expense                                                    F - 4

Consolidated Statements of Cash Flows                                                            F - 5

Notes to Consolidated Financial Statements                                                       F - 7

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     ASSETS

                                                                          September 30, 2001
                                                                             (unaudited)      December 31, 2000
                                                                               -----------    -----------
Current assets:
    Cash and cash equivalents ..............................................   $ 2,801,455    $ 3,194,964
    Accounts receivable, net of allowance for doubtful accounts ............          --           29,595
    Prepaid expenses .......................................................          --            4,428
    Other current assets ...................................................          --            1,629
                                                                               -----------    -----------
     Total current assets ..................................................     2,801,455      3,230,616
                                                                               -----------    -----------
Property and equipment - net ...............................................          --          270,617
                                                                               -----------    -----------
Other assets
    Other investment - restricted at net realizable value ..................          --           43,637
    Deposits ...............................................................           741         30,255
                                                                               -----------    -----------
     Total assets ..........................................................   $ 2,802,196    $ 3,575,125
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................................   $      --      $    80,119
    Other current liabilities ..............................................          --            3,700
                                                                               -----------    -----------
     Total current liabilities .............................................          --           83,819
                                                                               -----------    -----------
Stockholders' equity:
    Preferred Stock:
       Preferred Stock: $0.0001 par value, 6,000,000 shares authorized; no shares issued and outstanding at September 30 , 2001 and December
        31, 2000, respectively .............................................          --             --
     Convertible Series A: $0.0001 par value,  6,000,000 shares authorized;  no shares issued and outstanding at September 30 , 2001
        and December 31, 2000, respectively ................................          --             --
     Convertible Series B: $0.0001 par value, 3,000,000 shares
        authorized; no shares issued and outstanding
        at September 30, 2001 and December 31, 2000, respectively ..........          --             --
    Common Stock:
        $0.0001 par value, 50,000,000 shares authorized; 9,732,864 shares issued and outstanding at September 30 , 2001 and December
        31, 2000, respectively .............................................           974            974
    Additional paid-in capital .............................................     7,073,386      7,073,386
    Warrants outstanding ...................................................        14,000         14,000
    Accumulated deficit ....................................................    (4,286,164)    (3,597,054)
                                                                               -----------    -----------
     Total stockholders' equity ............................................     2,802,196      3,491,306
                                                                               -----------    -----------
     Total liabilities and stockholders' equity ............................   $ 2,802,196    $ 3,575,125
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                  CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                          Three months ended          Three months ended    Nine months ended     Nine months ended
                                          September 30, 2001          September 30, 2000    September 30, 2001    September 30, 2000
                                          ---------------------     -----------------------    ---------------    ------------------

Net revenues                              $                 -       $             79,590       $            -       $   322,490
                                          ---------------------     -----------------------    ---------------    ------------------
Operating costs and expenses:
    Cost of recurring revenues                              -                     20,999                    -            99,052
    Sales and marketing                                     -                     89,750                    -           445,537
    General and administrative                              -                    638,846                    -         1,124,575
    Organization costs                                      -                          -                    -            99,416
    Write down of other investment                      8,214                          -               43,637                -
                                          ---------------------     -----------------------    ---------------    ------------------
      Total operating costs and
        expenses                                        8,214                    749,595               43,637         1,768,580
                                          ---------------------     -----------------------    ---------------    ------------------
Loss from operations                                   (8,214)                  (670,005)             (43,637)       (1,446,090)

Other income (expense):
    Interest expense                                        -                     (1,638)                   -           (10,071)
    Interest income                                    23,194                     60,563               94,955            80,926
    Loss on sale of property
      and                                            (193,387)                         -             (193,387)                -
      equipment
    Gain from disposal of investment                        -                    107,000                    -           107,000
       interest                                             -                      2,970               11,485             1,292
    Other income - net

Loss from continued operations
      before income tax provision
                                          ---------------------     -----------------------    ---------------    ------------------

                                                     (178,407)                  (501,110)            (130,584)       (1,266,943)
                                          ---------------------     -----------------------    ---------------    ------------------
Provision for income taxes                                  -                          -                    -                 -
                                          ---------------------     -----------------------    ---------------    ------------------
Loss from continued operations                       (178,407)                  (501,110)            (130,584)       (1,266,943)
                                          ---------------------     -----------------------    ---------------    ------------------
Discontinued operations:
    Loss from operation of disposed
       business segment, net of tax                  (119,723)                    (9,578)            (562,032)         (504,047)
    Gain on disposal of business
         segment, net of tax                            3,506                    465,464                3,506           465,464
                                          ---------------------     -----------------------    ---------------    ------------------
      Net loss                            $          (294,624)      $            (45,224)      $     (689,110)      $(1,305,526)
                                          =====================     =======================    ===============    ==================

Loss from continuing operations per
     share                                $             (0.02)      $              (0.05)      $        (0.01)      $     (0.31)
Loss from operation of disposed
    business segment per share                          (0.01)                     (0.01)               (0.06)            (0.13)
Gain on disposal of business segment
    per share                                               -                       0.05                    -              0.12
                                          =====================     =======================    ===============    ==================
Net loss per share                        $             (0.03)      $              (0.01)      $        (0.07)      $     (0.32)
                                          =====================     =======================    ===============    ==================
Weighted average shares outstanding                 9,732,864                  9,732,864            9,732,864         4,037,761
                                          =====================     =======================    ===============    ==================

   The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                          Nine months ended           Nine months ended
                                                                         September 30, 2001          September 30, 2000
                                                                       ------------------------    ------------------------
    Cash flows provided by operating activities:
      Net loss                                                                      (689,110)       $        (1,305,526)
                                                                       ------------------------    ------------------------
    Adjustment to reconcile net loss to cash used by operations:
      Depreciation                                                                    41,650                     41,605
      Loss on sale of fixed assets                                                   193,387                          -
      Write down of other investments                                                 43,637                          -
      Provision for uncollectible accounts                                           (42,838)                         -
      Organization costs                                                                   -                     99,416
      Gain from sale of discontinued operations                                            -                   (465,464)
      Gain from disposal of investment interest                                            -                   (107,000)
      Other                                                                                -                     (1,292)
    Changes in assets and liabilities:
      Accounts receivable                                                             72,431                    (82,898)
      Prepaid expenses                                                                 4,429                          -
      Other current assets                                                             1,629                     13,804
      Deposits                                                                        29,514                      7,580
      Accounts payable                                                               (80,118)                   (60,519)
      Accrued liabilities                                                             (3,700)                    (7,979)
      Other current liabilities                                                            -                        563
                                                                       ------------------------    ------------------------
        Total adjustments                                                            260,021                   (562,184)
                                                                       ------------------------    ------------------------
        Net cash used by operations                                                 (429,089)                (1,867,710)
                                                                       ------------------------    ------------------------
    Cash flows used by investing activities:
      Proceeds from sale of property and equipment                                    35,580                          -
      Purchase of property and equipment                                                   -                   (167,037)
      Investment                                                                           -                   (364,500)
      Proceeds from sale of discontinued operations                                        -                    465,464
      Securities received for discontinued operations                                      -                   (100,964)
      Proceeds from sale of securities                                                     -                    104,298
                                                                       ------------------------    ------------------------
        Net cash provided (used) by investing activities                              35,580                    (62,739)
                                                                       ------------------------    ------------------------
    Cash flows provided by financing activities:
      Proceeds from notes payable                                                          -                   (394,884)
      Purchase of treasury stock                                                           -                    (20,000)
      Issuance of preferred stock                                                          -                  4,704,451
                                                                       ------------------------    ------------------------
        Net cash provided by financing activities                                          -                  4,289,567
                                                                       ------------------------    ------------------------
        Net increase (decrease) in cash and cash equivalents                        (393,509)                 2,359,118

    Cash and cash equivalents, beginning of period                                 3,194,964                  1,196,675
                                                                       ------------------------    ------------------------
    Cash and cash equivalents, end of period                                       2,801,455        $         3,555,793
                                                                       ========================    ========================

     The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                          Nine months ended            Nine months ended
                                                                          September 30, 2001          September 30, 2000
                                                                       -------------------------    ------------------------
    Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest expense                                             $                    -       $            13,842
                                                                       =========================    ========================

    Supplemental disclosures of non-cash operating, investing, and financing activities:

          Issuance of stock for net assets acquired                    $                    -       $           104,687
                                                                       =========================    ========================



     The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------


1.       INTERIM FINANCIAL INFORMATION

         The consolidated financial statements of eNexi Holding, Inc. and Subsidiary (the Company) as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from the audited financial statements.

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

4.       DISCONTINUED OPERATIONS

         In July of 2001, in accordance with the restructuring plan described above in Note 3, the Company entered into an agreement with a related party to dispose of its eNexiDirect.com business segment. The Company agreed to transfer the business segment to the related party in exchange for the accounts receivable and accounts payable. The Company recognized a gain of $3,506 on the disposal of the business segment for the three months ended September 30, 2001.

         Additionally, the Company has ceased the operations of dollars4mail.com and MyQuickInfo.com.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

4.       DISCONTINUED OPERATIONS (Continued)

         The following Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense reflect adjustments to eNexi Holdings, Inc.'s historical financial statements as of the nine months ended September 30, 2001 and 2000, respectively to give effect to the sale of eNexiDirect.com.

         The accompanying unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the sale of eNexiDirect.com been in effect during the periods presented, or which may be reported in the future.

         The accompanying Unaudited Pro Forma Condensed Financial Statements should be read in conjunction with the historical financial statements and related notes thereto for eNexi Holdings, Inc.

                                                                  Nine months ended          Nine months ended
                                                                  September 30, 2001        September 30, 2000
                                                                -----------------------    ----------------------
           Net revenue                                          $                  -        $                 -
                                                                -----------------------    ----------------------
           Operating costs and expenses                                       43,367                     99,416
                                                                -----------------------    ----------------------
           Other income (expense)                                            (86,947)                   179,147
                                                                -----------------------    ----------------------
           Income (loss) from continuing operations before
            income tax provision                                            (130,584)                    79,731
                                                                -----------------------    ----------------------
           Income tax                                                              -                          -
                provision
                                                                -----------------------    ----------------------
           Income (loss) from continuing operations                         (130,584)                    79,731
                                                                -----------------------    ----------------------
           Discontinued operations
            Loss from operations of disposed business segment               (562,032)                (1,850,721)
            Gain on disposal of business segment, net
               of tax                                                          3,506                    468,970
                                                                -----------------------    ----------------------
           Net Loss                                             $           (689,110)       $        (1,302,020)
                                                                =======================    ======================

           Earnings per common share assuming dilution (or
            diluted earnings per share):
            Income (loss) from continuing operations per share  $              (0.01)       $              0.02
            Loss from operations of disposed business segment
               per share                                                       (0.06)                     (0.46)
            Gain on disposal of business segment per share                         -                       0.12
                                                                -----------------------    ----------------------
            Net loss per share                                  $              (0.07)       $             (0.32)
                                                                =======================    ======================

            Weighted average shares outstanding                 $          9,732,864        $         4,037,761
                                                                =======================    ======================

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------
5.       SALE OF PROPERTY AND EQUIPMENT

         In August of 2001, the Company sold all of its property and equipment to various parties for $35,580. The Company recognized a loss of ($193,387) on the sale of the property and equipment for the three months ended September 30, 2001.

6.       TERMINATION OF LEASE

         In August of 2001, the Company terminated its office lease in Irvine, California, surrendered its security deposit to its landlord and recorded $29,513 in expense for the three months ended September 30, 2001.

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

Overview

     ENexi Holdings, Inc. is an Internet related company that creates company-owned direct response and content delivery web sites. Three web sites, dollars4mail.com, eNexidirect.com, MyQuickInfo.com, terminated operations during July, 2001.

     Dollars4mail.com provided site subscribers with an opportunity to earn money while using their free web-based email account, shopping on any one of the 400 affiliated shopping sites, or playing casino and action games. Subscribers could also earn money by signing up for other online programs or for online sweepstakes that are affiliated with the site.

     ENexi generated revenue through Dollars4mail.com by providing Internet advertisers with a targeted audience for opt-in emails and banner ads. Revenues are shared with those subscribers who utilize some or all of the services offered on its website. A portion of the revenue generated by Dollars4mail.com is also shared with subscribers for other web site users they have referred to the site.

     ENexiDirect.com provided Internet-based opt-in e-mail direct marketing services that enabled direct marketers to target promotional campaigns to preselected consumers who had given them their permission to receive email messages. Through eNexiDirect.com, the Company charged direct marketers a fee each time it sends marketing materials on their behalf to an email address selected from the Company's and/or participating third party databases. The Company paid a percentage of that fee to the participating third party database owner each time an email address they own is used for a particular email marketing campaign.

     The Company's Myquickinfo.com Web site has suspended indefinitely the publication of its daily and weekly newsletters due to lack of advertising support. It is unlikely that advertising support will develop at levels required for resumption of the publication within the foreseeable future.

     As described in the restructuring and termination of Company operations discussion, the Company has taken steps to wind down its eNexiDirect.com, MyQuickInfo.com, and dollars4mail.com web sites.

     The  total  number  of  subscribers   to  our  web  sites   decreased  from
approximately  471,000  subscribers  at December 31, 2000 to 0 at September  30,
2001.

     ENexi Holdings, Inc. is the surviving entity of a merger that occurred on May 19, 2000, pursuant to which eNexi Inc. merged with and into Silver King Resources, Inc. Pursuant to the terms of the merger agreement, eNexi Holdings, Inc. acquired 100% of the outstanding capital stock of eNexi Inc. for a purchase price consisting of 6,000,000 newly-issued shares of eNexi Holdings, Inc. series A convertible preferred stock, which converted into 6,000,000 shares of eNexi Holdings, Inc. common stock, or approximately 61% of the outstanding shares of common stock. In addition, as part of the merger, eNexi Holdings, Inc. agreed to assume the existing eNexi, Inc. warrants, which permit the issuance of 1,000,000 shares of common stock at an exercise price of $2.50 per warrant. In conjunction with the merger closing, a private placement offering was completed for 2,009,864 newly issued shares of series B convertible preferred stock, and the shares converted into an aggregate 2,009,864 shares of common stock. The series B shares were sold at a price of $2.50 per share to accredited investors and raised gross proceeds of $5,024,660. The proceeds of the offering will be used to fund future operations.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2001 and 2000

     Revenues: During the period, Company revenues were derived from its web site operations. Gross revenues were $600,156 and $322,490 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The Company incurred a loss of $(689,110) and $(1,305,526) for the nine months ended September 30, 2001 and 2000, respectively.

     Cost of sales: Cost of sales consist of the expense associated with renting subscriber lists for its direct "email services" through eNexiDirect.com. The Company incurred cost of sales of $251,623 and $99,052 for the nine months ended September 30, 2001, and September 30, 2000, respectively.

     Sales and marketing: Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the Company's web sites, and new market penetration costs. Total marketing costs for the nine months ended September 30, 2001, and September 30, 2000, were $9,633 and $445,537 respectively.

     Administrative: During the nine months ended September 30, 2001, administrative costs were $948,931. Of this total labor costs were $623,156 and consulting costs were $14,051. Administrative costs for the nine months ended September 30, 2000, were $1,124,575. Of this total, labor costs were $632,138 and consulting costs were $86,473

     Interest: Interest expense for the nine months ended September 30, 2001, was $0. Interest expense for the nine months ended September 30, 2000, was $10,071 and was derived from notes due to related parties

Restructuring Plan

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

Discontinued Operations.

     In July of 2001, the Company sold its eNexiDirect.com segment to a related party. The Company agreed to transfer the business segment in exchange for the accounts receivable and accounts payable. The Company recognized a gain on $3,506 for the nine months ended September 30, 2001

Liquidity and Capital Resources

     As of September 30, 2001, the Company had cash and cash equivalents of $2,801,455 and net accounts receivable of $0. The decrease in net accounts receivable from $29,595 at December 31, 2000, relates to the sale of eNexiDirect.com web site to a related party as described above and the lack of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Events

         The Company is currently seeking opportunities to maximize its shareholder value. During this time, the Company may cease its reporting obligations pursuant to the Securities Act of 1934. As a result, the Company's securities would no longer be eligible for listing on the electronic bulletin board. The Company may distribute its current assets to its shareholders, as a return on capital, or seek to merge the Company or dissolve the corporation.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                    ENEXI HOLDINGS, INC.


November 14, 2001                         By:   /s/ Larry Mayle
                                                    Larry Mayle
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer