Form 10KSB
period 2001-12-31
ENEXI HOLDINGS INC
filed 2002-03-29
CIK 1090051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001
                          -----------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from  ______________ to ______________

                         Commission file number 0-22808

                              eNexi HOLDINGS, INC.
--------------------------------------------------------------------------------
           (Name of Small Business issuer as specified in its charter)

        Delaware                                            65-0884085
-----------------------------                     ------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                 39012 Carriage Way, Palmdale, California 93551

        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (949) 756-8181
 -------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                                                                        Name of Each Exchange
    Title of Each Class                                                  on Which Registered

    -------------------------------------------         -------------------------------------------------------


    -------------------------------------------         -------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.0001 par value per share
 -------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No ____ Yes X No --- ----------

     Indicate by check mark if no disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__ -


     The issuer's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 29, 2002, was approximately $____________ based upon the closing sale price of the Registrant's Common Stock on the OTC Bulletin Board of $________ per share of Common Stock on that date. See Footnote (1) below.

     The  number  of  shares  outstanding  of  the  registrant's   Common  Stock
outstanding as of December 31, 2001 was 9,732,864.

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


         Transitional Small Business Disclosure Format:  Yes ______; No     X
                                                                        --------

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

History

         We were originally incorporated under the laws of the State of Florida under the name Arngre, Inc. On June 24, 1999, we merged with and into Silver King Resources (Delaware), Inc., a newly-formed Delaware corporation. Silver King (Delaware), Inc., the surviving corporation of the merger, was formed for the purpose of the merger and had no prior operating history. Immediately after the completion of the merger, we changed our name to Silver King Resources, Inc.

         On May 19, 2000, Silver King Acquisitions, Inc., a Delaware corporation and a wholly owned subsidiary of us, merged with and into eNexi Inc., a Delaware corporation. eNexi Inc., as the surviving entity after the merger, is a wholly owned subsidiary of us. On July 17, 2000, we changed our name to eNexi Holdings, Inc. to reflect the change in our business plan. On July 12, 2001, the Board of Directors approved a plan to restructure and reorganize the Company's operations. In accordance with the restructuring and reorganization plan the Company sold the eNextDirect.com business segment to a related party in exchange for their accounts receivables and accounts payables. Additionally, the Company ceased operations of dollars4mail.com and MyQuickInfo.com business segments. The Company presently does not have any business operations and is seeking other business opportunities and/or potential merger candidates.

Recent Change of Business

         Until our merger with eNexi, Inc., we were an exploration stage mineral resource holding company. From inception through 1998, we were inactive, having been formed to identify private business opportunities that would capitalize on our status as a public corporation. Commencing in early 1999, we began operations as an exploration-stage mineral resource holding company operating through our Mexican subsidiary, International Capri Resources, S.A. de C.V., a joint venture in which we owned a 60% interest. During 1999, the Mexican subsidiary conducted initial stage exploration of silver-producing properties in Zacualpan, Mexico. Because geologic results at the Zacualpan project indicated concentration of potential mineral deposits less than the amounts expected by management, we elected to temporarily suspend any further exploration activities and explore other business opportunities. Toward that end, on March 21, 2000, we entered into an Agreement and Plan of Merger with eNexi Inc., a company that provides Internet-related services. Pursuant to the terms of the merger Agreement, Silver King Acquisition, Inc., a newly formed Delaware corporation and wholly owned subsidiary of us, merged with and into eNexi. As the surviving entity of the merger, eNexi is a wholly owned subsidiary of us. Since the completion of the merger on May 19, 2000, we discontinued all mining operations in full and sold our interest in the Zacualpan project for the cancellation of debt in the approximate amount of $107,000.


         Pursuant to the terms of the merger agreement, we acquired 100% of the outstanding capital stock of eNexi for a purchase price consisting of 6,000,000 newly-issued shares of our series A convertible preferred stock, which subsequently converted into 6,000,000 shares of our common stock, or approximately 61% of the outstanding shares of common stock. In addition, as part of the merger, we agreed to assume existing eNexi warrants which permit the issuance of 1,000,000 shares of common stock at an exercise price of $2.50 per warrant. Concurrently with the closing of the merger, we completed the private placement sale of 2,009,864 shares of series B convertible preferred stock which subsequently converted into an aggregate 2,009,864 shares of common stock. We received approximately $5,024,660 of gross proceeds from the offering that was used to fund our operations.

         In June 2000, the Company created a wholly-owned subsidiary, Viaduct II (an Indiana corporation). The Company then sold its VirtuallyFreeInternet.com subscriber base, database of unserviced affiliates, and its related domain names, "virtuallyfreeinternet.com" and "vfimail.com" , to Viaduct II, for $1. On June 28, 2000, the Company entered into an agreement to sell its wholly-owned subsidiary, Viaduct II, to Galaxy Online, Inc. (a Yukon Territory, Canada corporation). On July 10, 2000, the Company consummated the sale by exchanging all of the issued and outstanding common stock of Viaduct II for 342,253 common shares of Galaxy Online, Inc. The Company immediately received 85,563 common shares of GalaxyOnline, Inc. with a per-share price of $1.18 for a total market value of $100,964. The remaining 256,690 common shares of Galaxy Online, Inc. are being held in escrow until June 28, 2002, unless Galaxy Online, Inc. opts to give the Company the a minimum $364,500 in cash in lieu of the escrowed shares. Due to changes in the fair value of the 256,690 common shares of Galaxy Online, Inc., the Company has reduced the carrying value of the investment to $0 as of December 31, 2001.

         On July 12, 2001, the Board of Directors approved a plan to restructure and reorganize the Company's operations including the following:

o the winding down of the operations of the eNexiDirect.com, dollars4mail.com, and MyQuickInfo.com web sites;

o the disposal of unnecessary fixed assets at the best available current market prices;

o        the termination of leases for office space in Dover, NH and Irvine, CA;

o        the reduction of personnel expenses to minimum levels; and

o the exploration of all opportunities utilizing the Company's remaining assets to maximize shareholder value.

         In July of 2001 in accordance with the restructuring and reorganization plan, the Company sold its eNexiDirect.com segment to a related party in exchange for their accounts receivable and accounts payable. The Company recognized a gain $3,506 on the disposal of the business segment for the year ended December 31, 2001. In addition, the Company has ceased operation of dollars4mail.com and MyQuickInfo.com.

Potential Business Combination

         The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

         Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

         A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

         Management will be actively engaged in seeking a qualified company as a candidate for a business combination. The Company may then enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies.

         The analysis of new business opportunities will be undertaken by, or under the supervision of an officer or director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and stockholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

         While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

         With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's stockholders at such time.

         No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

Employees

         As of March 29, 2002, we had two part-time employees that are employed as management. None of our employees are currently covered by collective bargaining agreements. We believe that relations with our employees are good.


ITEM 2.       DESCRIPTION OF PROPERTY

         We currently do not own or lease any property.

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

         The following table sets forth the range of the high and low closing bid prices of the Company's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and Nasdaq Trading & Market Services and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. The transactions include inter-dealer transactions. The Company's management believes that the following data is anecdotal and may bear no relation to the true value of eNexi's common stock or the range of prices that would prevail in a fluid market, as these quotes are based upon limited public float and trading in eNexi's common stock.

              2000                               High                  Low
              ----                               ----                  ----

              1st Quarter                        $2.25                 $0.01
              2nd Quarter                        $1.00                 $0.04
              3rd Quarter                        $5.50                 $4.50
              4th Quarter                        $5.00                 $0.1875

              2001                               High                  Low
              ----                               ----                  ----

              1st Quarter                        $1.00                 $0.28
              2nd Quarter                        $0.34                 $0.20
              3rd Quarter                        $0.20                 $0.05
              4th Quarter                        $0.15                 $0.09

              2002                               High                  Low
              ----                               ----                  ----

          1st Quarter                            $0.11                 $0.09


         * No bids reported


         The last reported sales price of the Common Stock was $0.10 as reported on the OTC Bulletin Board on March 21, 2002. Management calculates that the approximate number of holders of the Company's common stock was 105 as of December 31, 2001.

         The Company currently has no intention of paying any dividend on its common stock in the future. There are no restrictions that limit the ability of the Company to pay dividends.

Recent Sale of Unregistered Securities

         The Company did not have any sales of unregistered securities during 2001.


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

         Dollars4mail.com provided site subscribers with an opportunity to earn money while using their free web-based email account, shopping on any one of the 400 affiliated shopping sites, or playing casino and action games. Subscribers could also earn money by signing up for other online programs or for online sweepstakes that were affiliated with the site.

         ENexi generated revenue through Dollars4mail.com by providing Internet advertisers with a targeted audience for opt-in emails and banner ads. Revenues are shared with those subscribers who utilized some or all of the services offered on its website. A portion of the revenue generated by Dollars4mail.com were also shared with subscribers for other web site users they referred to the site.

         ENexiDirect.com provided Internet-based opt-in e-mail direct marketing services that enabled direct marketers to target promotional campaigns to preselected consumers who had given them their permission to receive email messages. Through eNexiDirect.com, the Company charged direct marketers a fee each time it sends marketing materials on their behalf to an email address selected from the Company's and/or participating third party databases. The Company paid a percentage of that fee to the participating third party database owner each time an email address they own was used for a particular email marketing campaign.

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

         The total number of subscribers to our web sites decreased from approximately 471,000 subscribers at December 31, 2000 to 0 at December 31, 2001.

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

Results of Operations for the years ended December 31, 2000 and 2001

         Revenues: During the period, Company revenues were derived from its web site operations. Gross revenues were $488,971 and $600,156 for the years ended December 31, 2000 and 2001, respectively. Of these amounts, $120,751 and $600,156 were included in loss operations of a disposed business segment for the years ended December 31, 2000 and 2001, respectively. The Company incurred a loss of $(2,101,511) and $(675,616) for the years ended December 31, 2000 and 2001, respectively.

         Cost of sales: Cost of sales consist of the expense associated with renting subscriber lists for its direct "email services" through eNexiDirect.com. The Company incurred gross cost of sales of $189,204 and $251,623 for the years ended December 31, 2000 and 2001, respectively.

         Sales and marketing: Sales and marketing expenses consist of the cost of Internet advertisements purchased to attract new subscribers to the Company's web sites, and new market penetration costs. Total marketing costs for the years ended December 31, 2000 and 2001, were $600,009 and $9,633 respectively. Of these amounts, $149,914 and $9,633 were included in loss operations of a disposed business segment for the years ended December 31, 2000 and 2001, respectively.

         Administrative: During the year ended December 31, 2000, administrative costs were $1,944,266. Of this total labor costs were $1,104,113 and consulting costs were $114,041. Administrative costs for the year ended December 31, 2001, were $963,338. Of this total, labor costs were $623,390 and consulting costs were $14,051

         Interest: Interest expense for the year ended December 31, 2000 and 2001, was $13,842 and $0, respectively, and was derived from notes due to related parties. Of these amounts, $3,771 and $0 were included in loss operations of a disposed business segment for the years ended December 31, 2000 and 2001, respectively.

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

         Discontinued Operations. On July 17, 2000, the Company sold its virtuallyfreeinternet.com division for shares of common stock. The company recognized a gain of $280,464, net of tax. The company received $100,964 in freely trading stock and was to receive 256,690 freely trading stock or $364,500 in cash at the discretion of the purchaser of virtuallyfreeinternet.com. The purchaser's stock price has since declined and a valuation allowance of $320,863 and $43,637 was written against the investment for the years ended December 31, 2000 and 2001, respectively.

         In July of 2001, the Company sold its eNexiDirect.com segment to a related party. The Company agreed to transfer the business segment in exchange for the accounts receivable and accounts payable. The Company recognized a gain on $3,506 for the year ended December 31, 2001.

Liquidity and Capital Resources

         As of December 31, 2001, the Company had cash and cash equivalents of $2,818,735 and net accounts receivable of $0. The decrease in net accounts receivable from $29,595 at December 31, 2000, relates to the sale of eNexiDirect.com web site to a related party as described above and the lack of operations.


ITEM 7.       FINANCIAL STATEMENTS

         All financial information required by this Item is attached hereto beginning on Page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The directors and executive officers of the Company as of March 29, 2002 are as follows:

                 Name                        Age      Position

         Larry Mayle                         59       Co-Chairman, Chief Executive Officer, Chief Financial
                                                      Officer

         Dr. Roger LeRoy Miller              58       Co-Chairman, President

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

         Dr. Roger LeRoy Miller co-founded eNexi and has served as its Co-Chair-man and President since its formation in May 1999. During the five years prior to founding eNexi, Dr. Miller owned and managed Unicor, Inc., a Florida corporation that provides manuscripts and marketing materials for college textbooks in economics, business law and political science. Through Unicor, Dr. Miller developed interactive CD-ROM and Web-based educational systems for several publishers, including HarperCollins, West and McGraw-Hill. Dr. Miller holds a Ph.D. in economics and business from the University of Chicago and a Bachelor of Arts degree in economics from the University of California at Berkeley.

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


Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2001, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to certain Officers for services rendered in all capacities to the Company for the fiscal period ended December 31, 2001:


                                                                                                      Long Term
                                                                                                     Compensation
                                                                                                       Awards/
                                                                                                      Securities
                                                                   Annual          All Other          Underlying
Name and Principal Position              Year     Salary ($)        Bonus         Compensation        Options(#)
Larry Mayle
   Chief Executive Officer,
   Chief Financial Officer &
   Co-Chairman                           2001        $127,500               --                --                  --
                                         2000        $110,625               --                --                  --
                                         1999              --               --                --                  --
Roger Miller                             2001              --               --                --                  --
   President, Co-Chairman
                                         2000              --               --       $10,000 (1)                  --
                                         1998              --               --                --                  --

----------------

(1) Represents a $10,000 payment for services rendered paid to Unicor Inc., a consulting company beneficially owned by Mr. Miller.


Employment Arrangements

         On May 19, 2000, we entered into one year employment agreements with Messrs. Mayle and Miller providing annual salaries of $180,000 and $120,000 respectively, and other customary benefits and provisions. Payments on both of these agreements have been suspended as of September 15, 2001.


Option Grants

         No option grants were made to the named Executive Officers during fiscal year ended December 31, 2001. No option exercises were made by the named Executive Officers during fiscal year ended December 31, 2001, and no executive officer held unexercised options as of that date.


Employee Stock Option Plan

         Our Board of Directors adopted the 2000 Employee Stock Option Plan. Under the 2000 plan, 1,500,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options. The 2000 plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2000 plan, options may be granted to our key employees, officers, directors or consultants.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001, as adjusted to reflect the stock split and simultaneous conversion of the series A and series B preferred stock, by

o each person who, to our knowledge, beneficially owns more than 5% of the our common stock;

o        each of our directors; and

o        all of our executive officers and directors as a group:

                                                                  Amount of
                     Name and Address of                         Beneficial             Percentage of Beneficial
                       Beneficial Owner                           Ownership                     Ownership

        Larry Mayle                                                 2,757,707                25.7%
        c/o eNexi Inc.
        39012 Carriage Way
        Palmdale, CA  93551

        Dr. Roger LeRoy Miller                                      1,880,571                17.5%
        c/o eNexi Inc.
        39012 Carriage Way
        Palmdale, CA  93551

        Haywood Securities, Inc.                                    1,080,000                10.0%
        400 Burrard Street
        Vancouver, BC
        Canada V6C 3A6

        Trinity Pacific Investments, Inc.                             546,000                 5.1%
         (Beneficially owned by United Nations
        International Children's Emergency Fund
        (UNICEF) and International Committee of the
        Red Cross, Geneva, Switzerland)


        All Directors and Executive Officers as a                   4,638,278                43.2%
        Group (2 persons)

----------------------
o        Less than 1%.

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

         The foregoing table is based upon 10,732,864 shares of common stock outstanding as of December 31, 2001, assuming no other changes in the beneficial ownership of the our securities, except the issuance of 1,000,000 shares of common stock pursuant to the exercise of outstanding warrants.

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On August 31, 1999, the demand loans set forth in the following table were made to eNexi. Such loan were repaid, with 6% interest, on July 24, 2000:

         Lender                                                        Loan Amount               Amount Repaid
         ---------------------------------------------------------------- --------------------    ------------------
         Rally Automotive Group, of which Larry A. Mayle is President     $220,431                $232,612

         Unicor, Inc., of which Dr. Roger L. Miller is President          $128,000                $135,073

         Larry A. Mayle                                                   $ 18,839                 $19,880

         Dr. Roger L. Miller                                              $ 27,614                 $29,139
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



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2002.

                                                            ENEXI HOLDINGS, INC.


                                        By: /s/ Larry Mayle
                                                --------------------------------
                                                Larry Mayle
                                                Co-Chairman of the Board,
                                                Chief Executive Officer,
                                                and Chief Financial Officer


                                        By: /s/ Roger Miller
                                                --------------------------------
                                                Roger Miller
                                                Co-Chairman of the Board and
                                                President
                              eNexi HOLDINGS, INC.

                          INDEPENDENT AUDITORS' REPORT
                            AND FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS




Independent Auditors' Report..................................................................................F - 1


Consolidated Balance Sheets...................................................................................F - 2


Consolidated Statements of Income and Expense.................................................................F - 4


Consolidated Statement of Stockholders' Equity................................................................F - 6


Consolidated Statements of Cash Flows.........................................................................F - 7


Notes to Financial Statements.................................................................................F - 9


                          Independent Auditors' Report


To the Board of Directors and Stockholders of eNexi Holdings, Inc.

We have audited the accompanying consolidated balance sheets of eNexi Holdings, Inc. (formerly known as Silver King Resources, Inc. and eNexi, Inc.) (a Delaware corporation) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of income and expense, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eNexi Holdings, Inc. and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP



Irvine, California
March 14, 2002
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------


                                     ASSETS


                                                                                    December 31,  December 31,
                                                                                        2000         2001
                                                                                     ----------   ----------
Current assets:
    Cash and cash equivalents ....................................................   $3,194,964   $2,818,735
    Accounts receivable, net of allowance of $42,838
       at December 31, 2000 ......................................................       29,595         --
    Other receivable, net of allowance of $23,480
       at December 31, 2000 (Note 4) .............................................         --           --
    Prepaid expenses .............................................................        4,428         --
    Other current assets .........................................................        1,629         --
                                                                                     ----------   ----------

     Total current assets ........................................................    3,230,616    2,818,735
                                                                                     ----------   ----------

Property and equipment - net  (Notes 2 and 5) ....................................      270,617         --
                                                                                     ----------   ----------

Other assets:
    Deposits .....................................................................       30,255         --
    Other investment - restricted (at net realizable value)
        (Note 3) .................................................................       43,637         --
                                                                                     ----------   ----------

     Total assets ................................................................   $3,575,125   $2,818,735
                                                                                     ==========   ==========


    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    December 31,    December 31,
                                                                                        2000           2001
                                                                                     -----------    -----------
Current liabilities:
    Accounts payable .............................................................   $    80,119    $     3,045
    Other current liabilities ....................................................         3,700           --
                                                                                     -----------    -----------

     Total current liabilities ...................................................        83,819          3,045
                                                                                     -----------    -----------


Commitments and contingencies (Note 8) ...........................................          --             --

Stockholders' equity: (Notes 3 and 7)
    Preferred Stock:
       Preferred Stock, $0.0001 par value, 6,000,000 shares
           authorized;  no shares issued and outstanding at
           December  31, 2000 and 2001, respectively .............................          --             --
       Convertible Series A, $0.0001 par value, 6,000,000
          shares authorized; no shares issued and outstanding at
           December 31, 2000 and 2001, respectively ..............................          --             --
       Convertible Series B, $0.0001 par value, 3,000,000
          shares  authorized; no shares issued and outstanding at
           December 31, 2000 and 2001, respectively ..............................          --             --
    Common Stock:
       $0.0001 par value, 50,000,000 shares authorized; 9,732,864 shares issued and outstanding at December 31, 2000 and 2001, respectively
    Additional paid-in capital ...................................................           974            974
    Warrants outstanding .........................................................     7,073,386      7,073,386
    Accumulated deficit ..........................................................        14,000         14,000
                                                                                      (3,597,054)    (4,272,670)
                                                                                     -----------    -----------

     Total stockholders' equity ..................................................     3,491,306      2,815,690
                                                                                     -----------    -----------

     Total liabilities and stockholders' equity ..................................   $ 3,575,125    $ 2,818,735
                                                                                     ===========    ===========



    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                  CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------



                                                                  December 31,  December 31,
                                                                     2000           2001
                                                                 -----------    -----------

Net revenues .................................................   $   368,226    $      --
                                                                 -----------    -----------
Operating costs and expense:
    Cost of recurring revenues ...............................       113,965           --
    Sales and marketing ......................................       450,095           --
    General and administrative ...............................     1,623,403           --
    Depreciation .............................................        48,460           --
    Organization costs (Note 3) ..............................        99,416           --
    Write-down of other investment (Note 2) ..................       320,863         43,637
                                                                 -----------    -----------
      Total operating costs and expenses .....................     2,656,202         43,637
                                                                 -----------    -----------
Loss from operations .........................................    (2,287,976)       (43,637)

Other income (expense)
    Interest expense .........................................       (10,071)          --
    Interest income ..........................................       133,126        111,535
    Loss on sale of property and equipment ...................          --         (193,387)
    Gain from disposal of investment interest (Note 6) .......       107,000           --
    Other income (expense) - net .............................        (5,007)          --
                                                                 -----------    -----------
Loss from continuing operations before income
   tax benefit ...............................................    (2,062,928)      (125,489)
                                                                 -----------    -----------
Income tax benefit (Note 9) ..................................       185,000           --
                                                                 -----------    -----------
Loss from continuing operations ..............................    (1,877,928)      (125,489)

Discontinued operations:
    Loss from operations of disposed business segment (Note 3)      (504,047)      (553,633)
    Gain on disposal of business segment, net of tax (Note 3)        280,464          3,506
                                                                 -----------    -----------
      Net loss ...............................................   $(2,101,511)   $  (675,616)
                                                                 ===========    ===========

    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
            CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------



                                                      December 31,     December 30,
                                                          2000             2001
                                                     -------------    -------------
Net loss per share (Note 2):
    Loss from continuing operations per share ....   $       (0.34)   $       (0.01)
    Loss from operations of disposed business
       segment per share .........................           (0.09)           (0.06)
    Gain on disposal of business segment per share            0.05          --
                                                     -------------    -------------
    Net loss per share ...........................   $       (0.38)   $       (0.07)
                                                     =============    =============

Weighted average shares outstanding ..............       5,533,641        9,732,864
                                                     =============    =============

                                      F-5

    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                 Series A Convertible         Series B Convertible
                                   Preferred Stock              Preferred Stock                 Common Stock
                               -------------------------    -------------------------    ----------------------------

                                      Number          Par           Number         Par          Number           Par
                                    of Shares        Value        of Shares       Value        of Shares         Value

                                  ------------     ---------    ------------    ---------     -----------    -------------

Balance, December 31, 1999 ....          --      $      --             --      $      --        1,048,868    $    10,489

Purchase of stock for cash
   (Note 7) ...................          --             --             --             --           (2,000)           (20)

Shares issued for common
   stock (Note 3) .............     6,000,000            600           --             --       43,075,000          4,308

Adjusting entries to reflect ..
   reverse acquisition (Note 3)          --             --             --             --          (10,469)      (863,893)

Issuance of Series B
Preferred .....................          --             --        2,009,864            201     (1,046,868)          --
   Stock for cash  (Note 3)

1-for-25 reverse stock split ..          --             --             --             --             --           (4,135)
   (Note 7)

Issuance of common stock
for conversion of Series A ....
and Series B Preferred Stock
  (Note 3) ....................    (6,000,000)          (600)    (2,009,864)          (201)     8,009,864            801

Net loss ......................          --             --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000 -
   consolidated ...............          --             --             --             --        9,732,864            974

Net loss ......................          --             --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001-
   consolidated ...............          --      $      --             --      $      --        9,732,864    $       974
                                  ===========    ===========    ===========    ===========    ===========    ===========

(continued)

                                                                 Retained          Total
                                    Additional     Warrants      Earnings      Stockholders'
                                 Paid-in-Capital Outstanding    (Deficit)          Equity
Balance, December 31, 1999 ....   $ 2,435,031    $      --      $(1,495,543)   $   949,977

Purchase of stock for cash
   (Note 7) ...................       (19,980)          --             --          (20,000)

Shares issued for common
   stock (Note 3) .............       813,843         14,000       (873,762)       (41,011)

Adjusting entries to reflect ..
   reverse acquisition (Note 3)      (863,893)          --          873,762           (600)

Issuance of Series B
Preferred .....................     4,704,250           --             --        4,704,451
   Stock for cash  (Note 3)

1-for-25 reverse stock split ..         4,135           --             --             --
   (Note 7)

Issuance of common stock
for conversion of Series A
and Series B Preferred Stock
  (Note 3) ....................          --             --             --             --

Net loss ......................          --             --       (2,101,511)    (2,101,511)
                                  -----------    -----------    ------------    -----------

Balance, December 31, 2000 -
   consolidated ...............     7,073,386         14,000     (3,597,054)     3,491,306

Net loss ......................          --             --         (675,616)      (675,616)
                                  -----------    -----------    ------------    -----------

Balance, December 31, 2001-
   consolidated ...............   $ 7,073,386    $    14,000    $(4,272,670)   $ 2,815,690
                                  ===========    ===========    ============    ===========


                                       F-6

    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

--------------------------------------------------------------------------------
                                                                                 December 31,    December 31,
                                                                                     2000           2001
                                                                                  -----------    -----------

    Cash flows provided by operating activities:
  Net loss ....................................................................   $(2,101,511)   $  (675,616)
                                                                                  -----------    -----------
Adjustment to reconcile net loss to cash used by operations:
  Provision for uncollectable accounts ........................................        66,318        (42,838)
  Depreciation ................................................................        59,794         41,649
  Write down of other investment ..............................................       320,863         43,637
  Organization costs ..........................................................        99,416           --
  Loss from sale of property and equipment ....................................          --          193,387
  Gain from disposal of discontinued operations ...............................      (465,464)          --
  Gain from disposal of investment interest ...................................      (107,000)          --
  Other .......................................................................        10,111           --
Changes in assets and liabilities:
  Accounts receivable .........................................................       (71,098)        72,433
  Prepaid expenses ............................................................        (4,428)         4,428
  Other current assets ........................................................        13,909          1,629
  Deposits ....................................................................        22,274         30,255
  Accounts payable ............................................................       (48,175)       (77,073)
  Accrued liabilities .........................................................        (7,979)          --
  Other current liabilities ...................................................         3,700         (3,700)
                                                                                  -----------    -----------

    Total adjustments .........................................................      (107,759)       263,807
                                                                                  -----------    -----------

    Net cash used by operations ...............................................    (2,209,270)      (411,809)
                                                                                  -----------    -----------

Cash flows used by investing activities:
  Other receivable from sale of property and equipment ........................       (23,480)          --
  Purchase of property and equipment ..........................................      (162,826)          --
  Proceeds from sale of property and equipment ................................          --           35,580
  Other investment ............................................................      (364,500)          --
  Proceeds from sale of discontinued operations ...............................       465,464           --
  Securities received for discontinued operations .............................      (100,964)          --
  Proceeds from sale of securities ............................................       104,298           --
                                                                                  -----------    -----------

    Net cash provided (used) by investing activities ..........................       (82,008)        35,580
                                                                                  -----------    -----------

Cash flows provided by financing activities:
  Payoff of notes payable .....................................................      (394,884)          --
  Purchase of treasury stock ..................................................       (20,000)          --
  Issuance of common stock ....................................................     4,704,451           --
                                                                                  -----------    -----------

    Net cash provided by financing activities .................................     4,289,567           --
                                                                                  -----------    -----------

    Net increase (decrease) in cash and cash equivalents ......................     1,998,289       (376,229)

Cash and cash equivalents, beginning of period ................................     1,196,675      3,194,964
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 3,194,964    $ 2,818,735
                                                                                  ===========    ===========

                                       F-7

    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------


                                                                                   December 31, 2000            December 31, 2001
                                                                               --------------------------    -----------------------
    Supplemental disclosures of cash flow information:

       Cash paid during the year for:
          Interest expense                                                      $                13,842      $                  -
                                                                               ==========================    =======================

    Supplemental schedule of noncash operating, investing and financing activities:

       Issuance of stock for net assets acquired                                $               104,687      $                  -
                                                                               ==========================    =======================

    The accompanying notes are an integral part of these financial statements
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

1.       NATURE OF BUSINESS AND ORGANIZATION

         eNexi  Holdings,  Inc.  (formerly known as Silver King Resources,
         Inc. and eNexi, Inc.) (the Company) was incorporated in Delaware in May 1999. It has an Internet company subsidiary that creates company-owned direct response and content delivery web sites with dollars4mail.com and eNexiDirect.com as its currently operated web sites.

         Its dollars4mail.com web site provided free email accounts through its web-based email system. Prior to the sale of its VirtuallyFreeInternet.com site in July 2000 (Note 3), it had also provided free email accounts through its web-based email system. Advertisers paid the Company, which in turn, shared its advertising revenue with its dollars4mail subscribers, who received cash compensation for actions taken on the dollars4mail system and for visits they and their referrals made to the web sites of advertisers on the system.

         As discussed in Note 3, the Company ceased operation of dollars4.com in July of 2001.

         The Company's eNexiDirect web site provided Internet-based opt-in email direct marketing services that enabled direct marketers to target promotional campaigns to consumers who had given their permission to receive email messages. Through eNexiDirect.com, the Company charged direct marketers a fee each time the Company sent marketing materials on their behalf to an email address selected from the Company's and/or a participating third party's database. The Company paid a percentage of that fee to the participating third-party database owner sites each time an email address they owned was used for a particular email marketing campaign.

         As discussed in Note 3, the Company sold its eNexiDirect.com business segment to a related party in July of 2001.

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

         The Company has currently discontinued all operations and has implemented a restructuring plan (Note 3).

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001




2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated in the consolidation.

         Revenue Recognition

         Revenues for dollars4mail.com were generated from disseminated targeted email advertising utilizing the Company's eNexiDirect operations. In addition, revenues were received from advertisers who placed "banner" or "pop-up" ads on the dollars4mail.com Web site and from merchants who paid an "affiliate fee" based upon purchases made by subscribers. Revenues from merchants were recognized upon notification that such revenues had been earned by the Company. The revenues from eNexiDirect.com were recognized upon the completion of each individual advertising campaign.

         Cash Equivalents

         Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash within ninety (90) days of purchase.

         Property and Equipment

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which was generally five years. The Company has no equipment under capital leases.

         Other Investment

         Other investment is primarily restricted common stock of Galaxy Online, Inc., which was held in escrow and which was related to the sale of VirtuallyFreeInternet.com, (Note 3). This investment is stated at net realizable value. During the years ended December 31, 2000 and 2001, the investment was written down to its estimated realizable value. The amount of the unrealized loss, $320,863 and $43,637, has been charged to operations in the years ended December 31, 2000 and 2001, respectively.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001







2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

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

         Advertising

         The cost of advertising was expensed as incurred. The Company incurred advertising expense of $487,157 and $9,633 for the years ended December 31, 2000 and 2001, respectively.

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

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. For certain Company financial instruments, including cash, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value, due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered the Company for debt of similar maturities are substantially the same.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

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

3.       BUSINESS DEVELOPMENTS

         Merger and Private Placement

         On May 19, 2000, the board of directors and stockholders of Silver King Resources, Inc., a Delaware corporation (Silver King), approved and adopted the Agreement and Plan of Merger, dated March 21, 2000, (the Agreement), by and among Silver King and Silver King Acquisition, Inc. (Acquisition Corp), a wholly-owned subsidiary formed for the purpose of the merger. Pursuant to the Agreement, Silver King issued 6,000,000 shares of its Series A Convertible Preferred Stock, par value $.0001 per share, convertible into 6,000,000 shares of Silver King's common stock, par value $.0001 per share to the stockholders of eNexi, Inc., in exchange for 100% of the outstanding capital stock of eNexi, Inc. Simultaneously, Silver King issued 2,009,864 shares at $2.50 per share of Series B Convertible Preferred Stock, convertible to 2,009,864 shares of common stock.

         The Company recorded $99,416 of organization costs related to the merger for the year ended December 31, 2000.

         In addition, Silver King assumed existing common stock purchase warrants from eNexi, Inc. which can be exchanged for 1,000,000 shares of common stock of Silver King, at an
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

         exercise price of $2.50 per share. The warrants were valued at $.014 per warrant. The outstanding warrants expired on March 20, 2002.

         Since the former shareholders of eNexi, Inc. acquired control of Silver King through Acquisition Corp. upon the merger closing, the merger was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, eNexi, Inc. was considered the accounting acquirer and the related business combination was considered a re-capitalization of eNexi, Inc., rather than an acquisition by Silver King. Silver King re-capitalized its common stock shortly following the merger, effective June 26, 2000, which took the form of a 1-for-25 reverse split. The historical financial statements prior to May 19, 2000 will be those of eNexi, Inc., but the name of the corporation going forward will be eNexi Holdings, Inc.


3.       BUSINESS DEVELOPMENTS (Continued)
         ---------------------

         Sale of VirtuallyFreeInternet.com

         In June 2000, the Company created a wholly-owned subsidiary, Viaduct II (an Indiana corporation). The Company then sold its VirtuallyFreeInternet.com subscriber base, data base of un-serviced affiliates, and its related domain names, "virtuallyfreeinternet.com" and "vfimail.com", to Viaduct II, for $1.

         On June 28, 2000, the Company entered into an agreement to sell its wholly-owned subsidiary, Viaduct II, to Galaxy Online, Inc. (a Yukon Territory, Canada corporation). The Company exchanged all of the issued and outstanding common stock of Viaduct II for 342,253 common shares of Galaxy Online, Inc. The sale was closed and became effective on July 10, 2000. The Company received 85,563 common shares of GalaxyOnline, Inc. with a per-share price of $1.18 for a total market value of $100,964. In addition, the remaining 256,690 common shares of Galaxy Online, Inc. are to be held in escrow until June 28, 2002. On or before June 28, 2002, Galaxy Online, Inc. has the option to give the Company the shares held in escrow or a minimum $364,500 in cash. The investment is carried at its net realizable value. Due to changes in the fair value of the investment, the Company has reduced the carrying value of the investment to $43,637 and $0 as of December 31, 2000 and 2001, respectively.

         Restructuring Plan, Sale of eNexiDirect.com and Discontinued Operations

         On July 12, 2001, the Board of Directors approved a plan to restructure and reorganize the Company's operations. The plan would involve: a) the winding down of the operations of the eNexiDirect.com, dollars4mail.com, and MyQuickInfo.com web sites,
                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

         b) the disposal of unnecessary fixed assets at the best available current market prices, c) the termination of leases for office space in Dover, NH and Irvine, CA, d) the reduction of personnel expenses to minimum levels, and e) the exploration of all opportunities utilizing the Company's remaining assets to maximize shareholder value.

         In July of 2001, in accordance with the restructuring plan described above, the Company entered into an agreement with a related party to dispose of its eNexiDirect.com business segment. The Company agreed to transfer the business segment to the related party in exchange for their accounts receivable and accounts payable. The Company recognized a gain of $3,506 on the disposal of the business segment for the year ended December 31, 2001.

         Additionally, the Company has ceased the operations of dollars4mail.com and MyQuickInfo.com.


3.       BUSINESS DEVELOPMENTS (Continued)
         ---------------------

         Merger and Private Placement, Sale of VirtuallyFreeInternet.com, Sale of eNexi Direct.com and the Discontinuance of Operations, Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense

         The following Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense reflect adjustments to eNexi Holdings, Inc.'s historical financial statements as of and for the years ended December 31, 2000 and 2001, respectively, to give effect to the above described merger and private placement, sale of VirtuallyFreeInternet.com, sale of eNexi Direct.com and discontinuance of operations.

         The accompanying unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger and private placement, sale of VirtuallyFreeInternet.com, sale of eNexi Direct.com and the discontinuance of operations been in effect during the periods presented, or which may be reported in the future.

         The accompanying Unaudited Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical financial statements and related notes thereto for eNexi Holdings, Inc.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

3.        BUSINESS DEVELOPMENTS (Continued)
          ---------------------

          Merger and Private Placement, Sale of VirtuallyFreeInternet.com, Sale of eNexi Direct.com and the Discontinuance of Operations Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense (Continued)

                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                        STATEMENTS OF INCOME AND EXPENSE


                                                                                Year ended                   Year ended
                                                                            December 31, 2000            December 31, 2001
                                                                               (unaudited)                  (unaudited)
                                                                         -------------------------    -------------------------

Net revenues                                                              $             368,226       $                   -
                                                                         -------------------------    -------------------------
Operating costs and expenses                                                          2,656,202                     143,053
                                                                         -------------------------    -------------------------
Other  income (expense)                                                                 225,048                     (81,852)
                                                                         -------------------------    -------------------------
Loss from continuing operations before income tax benefit                            (2,062,928)                   (224,905)
                                                                         -------------------------    -------------------------
Income tax benefit                                                                      185,000                           -
                                                                         -------------------------    -------------------------
Loss from continuing operations                                                      (1,877,928)                   (224,905)
                                                                         -------------------------    -------------------------
Discontinued operations:
  Loss from operations of disposed business segment                                  (1,057,680)                 (1,057,680)
  Gain on disposal of business segment, net of tax                                      283,970                     283,970
                                                                         -------------------------    -------------------------
Net loss                                                                  $          (2,651,638)      $            (998,615)
                                                                         =========================    =========================

Earnings per common share assuming dilution (or diluted
  earnings per share):
  Loss from continuing operations per share                               $               (0.34)      $               (0.02)
  Loss from operations of disposed business segment per
     share                                                                                (0.19)                      (0.11)
  Gain on disposal of business segment per share                                           0.05                        0.03

                                                                         -------------------------    -------------------------
  Net loss                                                                $               (0.48)      $               (0.10)
                                                                         =========================    =========================

Weighted average shares outstanding                                                   5,533,641                   9,732,864
                                                                         =========================    =========================

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


4.       OTHER RECEIVABLE

         In October of 2000, the Company sold computer equipment to a customer in return for a non-interest bearing note receivable, due on demand in the amount of $23,480. The Company did not receive payment on this note and recorded an allowance for doubtful accounts of $23,480 at December 31, 2000.

         During the year ended December 31, 2001, the Company sued the customer for payment of the receivable and received a settlement of $10,437 in October of 2001.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                                        December 31, 2000         December 31, 2001
                                                                        ----------------------    ----------------------

         Equipment                                                       $         345,202        $                -
         Less: accumulated depreciation                                            (74,585)                        -
                                                                        ----------------------    ----------------------
                                                                         $         270,617        $                -
                                                                        ======================    ======================

         Depreciation expense for continued and discontinued operations and for the years ended December 31, 2000 and 2001 was $59,794 and $41,649, respectively.

6.       PAYOFF OF NOTES PAYABLE AND EXTINGUISHMENT OF RELATED PARTY DEBT

         Payoff of Notes Payable

         In July 2000, the Company paid off all of its notes payable totaling $394,884 plus accrued interest of $21,820.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

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


7.       CAPITAL STOCK

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

         Reverse Stock Split

         On May 25, 2000, the Company's Board of Directors authorized a 1-for-25 reverse stock split of the Company's $0.0001 par value common stock effective June 26, 2000, for all common stockholders of record at June 23, 2000. As a result of the reverse split, 41,352,000 shares of common stock were returned to the Company, and additional paid-in capital was increased by $4,135. All references in the accompanying financial statements to the number of common shares and per-share amounts for December 31, 2000 and 2001, and the years then ended have been restated to reflect the reverse stock split.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

         Conversion of Preferred Stock

         The 1-for-25 reverse stock split authorized by the Company's Board of Directors on May 25, 2000, will automatically convert the Company's Series A and Series B Convertible Preferred Stock on a 1-for-1 basis into shares of common stock, after the reverse stock split.

8.       COMMITMENTS AND CONTINGENCIES

         Operating Leases and Agreements

         The Company leased office and storage space under non-cancelable operating leases which expired September and August, 2000, respectively, and required monthly lease payments totaling $13,868. The Company entered into a new non-cancelable operating lease, expiring June 30, 2002, for its office space. The amount of rent expense recorded for the years ended December 31, 2000 and 2001, totaled $245,523 and $153,859, respectively.

8.       COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------

         Operating Leases and Agreements (Continued)
         -------------------------------

         In August of 2001, the Company cancelled its operating lease for its office space. The terms of the agreement required the Company to surrender its $29,515 security deposit and to make a payment of $11,850. The total settlement of $41,445 was charged to expense for the year ended December 31, 2001.

         The Company leased computer and office furniture under operating leases, which expired at varying times through August 2001 and required monthly lease payments totaling $13,955. The amount of rent expense recorded for the years ended December 31, 2000 and 2001, totaled $127,958 and $0 respectively. On October 30, 2000, the Company assigned a computer lease to an outside party, which required monthly payments totaling $11,480 through August 2001. Additionally, in June 2000, the Company allowed its office furniture leases to lapse and they were not renewed.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001


         The Company entered into an agreement with Apex Global Internet Services (AGIS) to provide Internet ports. The term of the agreement was 12 months starting June 7, 1999 and required a monthly payment of $1,620, which was to be increased as more ports were provided. This agreement has not been renewed. The amount of expense recorded for the years ended December 31, 2000 and 2001, was $108,700 and $0, respectively. See related contingency note below.

         The Company entered into two agreements to provide Internet ports which were to expire March and August, 2002, respectively and required monthly payments totaling $22,600, which were to be increased as more ports are provided. These agreements were terminated in 2001. The amount of expense recorded for the years ended December 31, 2000 and 2001, totaled $149,360 and $0, respectively.

         Employment and Consulting Agreements

         The Company has entered into agreements dated December 1, 2000 with its Co-Chairman and Chief Executive Officer and Co-Chairman and President. The agreements call for monthly payments totaling $25,000, which began once the Company received its second round of outside financing and continues for one year, thereafter.


8.       COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------

         Contingency

         AGIS, one of the vendors used by the Company to provide dial-up ports to its customers, declared bankruptcy, by filing for Chapter 11, in February 2000.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

         The Company is in the process of clarifying the terms of its agreement with AGIS based upon what management believes is contradictory language in the contract. The agreement entered into in June 2000, states that the Company will pay a monthly charge of $81,000 for the deployment of 1,000 ports, totaling $567,000 for the period ended December 31, 2000. The Company asserts that it should be billed only for ports used, which amounts to $1,620 per month. See the Operating Leases and Agreements disclosure above. AGIS has not disputed the Company's assertion; however, it has calculated the monthly billing amount at $2,500. The Company has initially made a payment of $108,700, which the Company asserts will be applied against any future resolution, and this payment has been charged to expense during the year ended December 31, 2000. AGIS has been in contact with Company management, attempting to resolve this issue. No amounts related to this matter were charged to expense during the year ended December 31, 2001. The Company has not sought the services of outside counsel.

         Litigation

         In February, 2002, the Company has been named in a lawsuit by a former vendor for non payment of fees owed to the vendor. These payables were transferred in the sale of eNexi Direct.com (Note 3). The lawsuit is asking for payment of $52,658. The Company believes that it is not liable for this amount, that the lawsuit is without merit and intends to vigorously defend its position.

9.       INCOME TAXES

         The Company incurred taxable losses for federal and state purposes for the years ended December 31, 2000 and 2001. Accordingly, the Company did not incur any federal income tax expense for those periods other than the minimum required taxes for state purposes.

         The Company's effective tax benefit on pretax loss differs from the U.S. Federal Statutory tax rate for the years ended December 31, 2000 and 2001, as follows:


                                                                 December 31, 2000             December 31, 2001
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
                                                              =========================      ======================


                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

9.       INCOME TAXES (Continued)
         ------------
         The components of income tax expense (benefit) consisted of the following:


                                                                    Year ended                   Year ended
                                                                December 31, 2000            December 31, 2001
                                                             -------------------------    -------------------------
             Current:
                 Federal                                      $          (158,000)        $                  -
                 State                                                    (27,000)                           -

             Deferred:
                 Federal                                                        -                            -
                 State                                                          -                            -
                                                             -------------------------    -------------------------
                    Total income tax benefit                             (185,000)                           -

             Tax effect on the gain on disposal of
                business segment                                          185,000                            -
                                                             -------------------------    -------------------------
                    Net income tax benefit                    $                 -         $                  -
                                                             =========================    =========================

         Significant components of the Company's deferred tax asset at December 31, 2000 and 2001, are as follows:


                                                                    Year ended                   Year ended
                                                                December 31, 2000            December 31, 2001
                                                             -------------------------    -------------------------

             Net operating loss carryforwards                 $         1,185,000         $          1,422,000
                                                             -------------------------    -------------------------
                 Gross deferred tax assets                              1,185,000                    1,422,000

             Valuation allowance                                       (1,185,000)                  (1,422,000)
                                                             -------------------------    -------------------------
                 Net deferred tax assets                      $                 -         $                  -
                                                             =========================    =========================

         At December 31, 2000 and 2001, the Company had net operating loss carryforwards of approximately $2,975,000 and $3,569,000, respectively, related to federal and state income taxes which can be used to offset future federal and state taxable income from operations.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

9.       INCOME TAXES (Continued)
         ------------

         The carryforwards will begin to expire in 2007, and substantially all will expire in 2020. Additionally, at December 31, 2000, the Company had net loss carryforwards of approximately $120,000 for Mexican income tax purposes, which if not used, will expire in 2009.

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

10.      PROFIT SHARING PLAN

         The Company had a profit sharing plan that covered all non-shareholder employees. Contributions to the plan were at the discretion of management. Management did not make a contribution to the plan for the year ended December 31, 2000. The plan was canceled as of the date of the merger (Note 3).

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

         The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the years ended December 31, 2000 and 2001.

         As discussed in Note 3, the Company implemented a restructuring plan. As part of the restructuring plan the Company terminated all of its employees and all non-vested stock options expired. In addition, all exercisable options were not exercised and expired in the year ended December 31, 2001.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001





11.      EMPLOYEE STOCK OPTION PLAN (Continued)
         --------------------------

                                                                                               Weighted Average
                                                                        Options                 Exercise Price
                                                             -------------------------    -------------------------

         Options outstanding at January 1, 2000                                     -       $                   -
         Granted during the year                                               89,334                        2.50
         Surrendered, forfeited or expired                                    (62,230)                       2.50
         Exercised                                                                  -                           -
                                                             -------------------------    -------------------------
         Options outstanding at December 31, 2000                              27,104                        2.50

         Granted during the year                                              277,000       $                 .25
         Surrendered, forfeited or expired                                   (304,104)                        .25
         Exercised                                                                  -                           -
                                                             -------------------------    -------------------------
         Options outstanding at December 31, 2001                                   -       $                   -
                                                             =========================    =========================

         Exercisable options outstanding, and the related weighted average exercise price at December 31, 2000 and 2001 were 15,813 and 0, and $2.50 and $0.00, respectively.

         The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2000 and 2001.

                                                                          2000                       2001
                                                                 -----------------------    ------------------------
        Outstanding options:
           Number outstanding                                                     27,104                      -
           Weighted average exercise price                       $                  2.50    $                 -
           Weighted average remaining contractual
              life in years                                                         9.43                      -

         Exercisable options:
           Number outstanding                                                     15,813                      -
           Weighted average exercise price                       $                  2.50    $                 -


                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

         If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

                                                                          2000                       2001
                                                                 -----------------------    ------------------------
         Pro forma:
           Net loss                                              $         (2,121,831)      $                 -
           Loss per share:
              Basic and diluted                                  $              (0.38)      $                 -


11.      EMPLOYEE STOCK OPTION PLAN (Continued)
         --------------------------

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

                                                                        2000                          2001
                                                                ---------------------         ---------------------
         Risk-free interest rate                                           5.17%                        -
         Expected life in years                                            9.43                         -
         Expected volatility                                             952.000%                       -
         Expected dividend yield                                            -                           -

12.      SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures About Segments Of An Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance.

         The Company was an Internet service provider (ISP) through the VirtuallyFreeInternet.com division, which was sold (Note 3) and provided analog Internet access to subscribers for a monthly fee. The Company was also an intermediary for online advertising and marketing. Services were provided through free email accounts in a Web-based email system at its dollars4mail.com Web site, and through targeted opt-in direct emails sent by its eNexiDirect.com division. In measuring performance and allocating assets, the chief operating decision maker reviewed each segment by type of service provided. The Company discontinued operations in 2001.

                              eNexi HOLDINGS, INC.
         (Formerly known as Silver King Resources, Inc. and eNexi, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

                                                                                  eNexiDirect
        For the year ended December 31,                                               and
                      2000                        VirtuallyFreeInternet           dollars4mail                Total
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
