Form 10QSB
period 2002-03-31
ENEXI HOLDINGS INC
filed 2002-05-15
CIK 1090051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-26651

ENEXI HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0884085 (IRS Employer Identification No.)

1920 Main Street, Suite 980, Irvine, CA 92614
(Address of principal executive offices)

(949) 955-2140
(Issuer's telephone number)

30 Corporate Park, Suite 455, Irvine, CA 92606 (949) 756-8181
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 14, 2002, the number of shares of Common Stock issued and outstanding was 48,908,864.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ENEXI HOLDINGS, INC.
INDEX

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eNexi HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,818,735	$2,822,269

Total current assets	2,818,735	2,822,269

Total assets	$2,818,735	$2,822,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,045	$5,500
Other current liabilities (Note 5)	—	8,066

Total current liabilities	3,045	13,566

Contingency (Note 3)	—	—
Stockholders' equity:
Preferred Stock:
Preferred Stock: $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	—
Convertible Series A: $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	—
Convertible Series B: $0.0001 par value, 3,000,000 shares authorized and no shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	—	—
Common Stock:
$0.0001 par value, 50,000,000 shares authorized and 9,732,864 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	974	974
Additional paid-in capital	7,073,386	7,087,386
Warrants outstanding	14,000	—
Accumulated deficit	(4,272,670)	(4,279,657)

Total stockholders' equity	2,815,690	2,808,703

Total liabilities and stockholders' equity	$2,818,735	$2,822,269

The accompanying notes are an integral part of these financial statements

eNexi HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(Unaudited)

	Three months ended March 31, 2001	Three months ended March 31, 2002
Net revenues	$380,920	$—

Operating costs and expenses:
Cost of recurring revenues	155,706	—
Sales and marketing	4,108	—
General and administrative	416,760	11,244
Depreciation	17,849	—

Total operating costs and expenses	594,423	11,244

Loss from operations	(213,503)	(11,244)
Other income (expense):
Interest income	40,507	12,323
Other income (expense)	6,293	(8,066)

Loss before provision for income taxes	(166,703)	(6,987)

Provision for income taxes	—	—

Net loss	$(166,703)	$(6,987)

Net loss per share	$(0.02)	$—

Weighted average shares outstanding	9,732,864	9,732,864

The accompanying notes are an integral part of these financial statements

eNexi HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Warrants Outstanding	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance, December 31, 2001	—	$—	—	$—	9,732,864	$974	$7,073,386	$14,000	$(4,272,670)	$2,815,690
Expiration of common stock warrants (Note 4)	—	—	—	—	—	—	14,000	(14,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(6,987)	(6,987)

Balance, March 31, 2002 (unaudited)	—	$—	—	$—	9,732,864	$974	$7,087,386	$—	$(4,279,657)	$2,808,703

The accompanying notes are an integral part of these financial statements

eNexi HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2001	Three months ended March 31, 2002
Cash flows provided by operating activities:
Net loss	$(166,703)	$(6,987)

Adjustments to reconcile net loss to cash used by operations:
Provision for uncollectible accounts	(31,569)	—
Depreciation	17,849	—
Write-down of other investment	27,465	—
Changes in assets and liabilities:
Accounts receivable	(243,888)	—
Prepaid expenses	1,868	—
Other current assets	1,129	—
Accounts payable	97,014	2,455
Accrued liabilities	23,259	—
Other current liabilities	(3,700)	8,066

Total adjustments	(110,573)	10,521

Net cash provided (used) by operating activities	(277,276)	3,534

Net increase (decrease) in cash and cash equivalents	(277,276)	3,534
Cash and cash equivalents, beginning of the period	3,194,964	2,818,735

Cash and cash equivalents, end of the period	$2,917,688	$2,822,269

Supplemental schedule of non cash operating, investing and financing activities:
Expiration of common stock warrants	$—	$14,000

The accompanying notes are an integral part of these financial statements

eNexi HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2002

1.    INTERIM FINANCIAL INFORMATION

        The financial statements of eNexi Holdings, Inc. and Subsidiary (the Company) as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements.

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

2.    BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its Subsidiary. All material intercompany balances and intercompany transactions have been eliminated.

3.    CONTINGENCY

        AGIS, one of the vendors used by the Company to provide dial-up ports to its customers, declared bankruptcy by filing for Chapter 11, in February 2000.

        The Company is in the process of clarifying the terms of its agreement with AGIS based upon what management believes is contradictory language in the contract. The agreement entered into in June 1999, states that the Company will pay a monthly charge of $81,000 for the deployment of 1,000 ports. The Company asserts that it should be billed only for ports used, which amounted to $1,620 per month. AGIS has not disputed the Company's assertion; however, it had calculated the monthly billing at $2,500. The Company initially made a payment of $108,700, which the Company asserts will be applied against any future resolution. AGIS has been in contact with Company management, attempting to resolve this issue. The Company has not sought the services of outside counsel.

4.    WARRANTS OUTSTANDING

        Common stock warrants, valued at $14,000, expired on March 20, 2002, and were reclassified to additional paid-in capital on that date.

5.    LITIGATION

        In February 2002, the Company was named in a lawsuit by a former vendor for non payment of fees owed to the vendor. These payables were transferred in the sale of eNexi Direct.com. The lawsuit was asking for payment of $52,658. The Company entered into a settlement with the former vendor and with eNexi Direct.com. The total amount of the settlement was $24,067. The Company was responsible for a payment of $8,066 and is included in other current liabilities as of March 31, 2002. This payment was made on April 9, 2002.

6.    SUBSEQUENT EVENTS

Liquidating Dividend

        In April of 2002, the Company's board of directors authorized the issuance of a liquidating dividend to common stock shareholders of record as of April 12, 2002. The Company made a total distribution of $2,738,828 or $0.2814 per share of common stock.

Merger

        On April 23, 2002, the board of directors and stockholders of the Company approved and adopted the Agreement and Plan of Merger, dated as of April 12, 2002, (the "Agreement"), by and among the Company and CaiBan Holdings, Inc., a wholly-owned subsidiary formed for the purpose of the merger. Pursuant to the Agreement, the Company issued 39,176,000 shares of its par value $.0001 common stock to the stockholders of CaiBan Holdings, Inc., in exchange for 100% of the outstanding capital stock of CaiBan Holdings, Inc.

        Since the shareholders of CaiBan Holdings, Inc. acquired control of the Company, upon the merger closing, the merger was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, CaiBan Holdings, Inc. was considered the accounting acquiror and the related business combination was considered a recapitalization of CaiBan Holdings, Inc., rather than an acquisition by eNexi Holdings, Inc. The historical financial statements prior to April 23, 2002 will be those of CaiBan Holdings, Inc., but the name of the corporation going forward will be eNexi Holdings, Inc.

        The following Unaudited Pro Forma Condensed Consolidated Statements of Income and Expense reflect adjustments to the Company's historical financial statements as of the year ended December 31, 2001 and for the three months ended March 31, 2002, respectively, to give effect to this merger.

        The accompanying unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the merger been in effect during the periods presented, or which may be reported in the future.

        The accompanying Unaudited Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical financial statements and related notes thereto for eNexi Holdings, Inc.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND EXPENSE

	Pro Forma for the three months ended March 31, 2001	Pro Forma for the three months ended March 31, 2002
	(unaudited)	(unaudited)
Net revenues	$—	$—

Operating costs and expenses	20	75

Net loss from operations	(20)	(75)

Other expense	—	—

Net loss	$(20)	$(75)

Net loss per share	$(.000)	$(.000)

Weighted average shares outstanding	48,908,864	48,908,864

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

        THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS; DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

        As described in our Annual Report on Form 10-KSB filed with the SEC on March 29, 2002, our Board of Directors approved a plan to restructure and reorganize our operations, including the winding down of our operations, disposal of unnecessary fixed assets, termination of leases for office space, reduction of personnel expenses to minimum levels, and the exploration of all opportunities utilizing our remaining assets to maximize shareholder value. Since July 2001, our remaining management has taken these steps while searching for a business combination with a potentially viable entity.

        As described in our Current Report on Form 8-K filed with the SEC on April 11, 2002, on or about April 11, 2002, in contemplation of the above described potential business combination, our board of directors approved and adopted a plan of distribution whereby we returned substantially all of our remaining capital to our shareholders through a cash distribution of $2,738,827.93 to our shareholders of record as of April 12, 2002. The pro-rata distribution was made in cash at the rate of $.2814 per share of our common stock. We retained $60,000 to pay legal and accounting expenses of a business combination.

        As described in our Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder filed on April 24, 2002, and our Current Report on Form 8-K filed with the SEC on May 8, 2002, on April 12, 2002, we entered into an Agreement and Plan of Merger with Caiban Holdings Inc., a Delaware corporation, a wholly-owned subsidiary ("Subsidiary"), Caiban Enterprises, Inc., a California corporation ("Caiban"), Shannon T. Squyres ("Squyres"), Steven D. Hargreaves ("Hargreaves"), Michael Kwok ("Kwok"), and Harold Radie ("Radie") (Squyres, Hargreaves, Kwok and Radie collectively referred to as the "Caiban Stockholders"). Pursuant to the terms of the Agreement and Plan of Merger which closed on April 23, 2002, Subsidiary acquired all of the issued and outstanding shares of capital stock of Caiban from the Caiban Stockholders in exchange for an aggregate of 39,176,000 newly issued shares of our common stock (the "Acquisition"). Concurrently with the Acquisition, Caiban was merged with and into Subsidiary. As a condition to the Acquisition, our directors prior to the transaction were required to appoint Squyres and Hargreaves as members of our Board of Directors. Therefore, Larry Mayle and Roger Miller, our former members of our Board of Directors, resigned effective as of the appointment of Squyres and Hargreaves. eNexi Holdings, Inc. is now a holding company with Caiban Holdings, Inc. as its wholly owned operating subsidiary.

        Caiban has established an online procurement system for small- to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China, intending to capitalize on the marriage of increased capital production and a rapidly growing online environment in Asia. With operations hubs in

Hong Kong and the U.S., as well as by utilizing management's experience in Chinese business practices and etiquette, Caiban intends to unite users of higher-end capital goods in Hong Kong and China with sellers of these goods from around the world. Caiban's value proposition is to deliver these much needed goods at lower cost (both product and transportation) with faster delivery times.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected financial information for eNexi:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(unaudited)	(unaudited)
Statement of Operations Data:
Revenue	$-0-	$380,920
Net Loss	$(6,987)	$(166,703)
Net Loss Per Share	$-0-	$(0.02)
Balance Sheet Data:
Current Assets	$2,822,269	$2,917,688
Total Assets	$2,822,269	$3,524,994
Total Current Liabilities	$13,566	$200,391
Accumulated Deficit	$(4,279,657)	$(3,763,757)
Stockholders Equity	$2,808,703	$3,324,603

THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) COMPARED TO
THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

REVENUES

        Revenues for the three months ended March 31, 2002 were $-0- compared to $380,920 for the same period in 2001.

COST OF SALES

        Cost of goods sold decreased from $155,706 for the three months ended March 31, 2001 to $-0- for the three months ended March 31, 2002.

OPERATING EXPENSES

        Operating expenses decreased 98% over the same period in 2001. These expenses decreased due to the winding down of eNexi's operations.

NET LOSS

        ENexi experienced a net loss of $(6,987) for the three months ended March 31, 2002 as compared to a net loss of $(166,703) for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $2,822,269 and $2,917,688 at March 31, 2002 and 2001, respectively. Net cash provided by operations was $3,534 for the three months ended March 31, 2002 compared to net cash used by operations of $277,276 for the three months ended March 31, 2001.

        ENexi believes that it has and will have sufficient cash flow to continue its operations through December 31, 2002. Our working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including potential sales by our new wholly-owned subsidiary, Caiban Holdings, Inc. Additionally, we may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In February 2002, the Company was named in a lawsuit by a former vendor for non payment of fees. This matter was settled by the Company for a payment of $8,066 on April 9, 2002. See Note 5 to the Financial Statements.

        To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report:

  1.
  The following Exhibits are filed herein: None.

  2.
  Reports on Form 8-K filed:

Date of Filing	Description
April 11, 2002	Cash distribution to shareholders
May 8, 2002	Change in control of registrant

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED:	May 14, 2002	ENEXI HOLDINGS, INC.
/s/ SHANNON T. SQUYRES
		By:	Shannon T. Squyres
		Its:	Chief Executive Officer, Secretary
/s/ STEVEN D. HARGREAVES
		By:	Steven D. Hargreaves
		Its:	President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

QuickLinks

ENEXI HOLDINGS, INC. INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONTENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES