Form 10QSB
period 2002-06-30
ENEXI HOLDINGS INC
filed 2002-08-14
CIK 1090051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, the number of shares of Common Stock issued and outstanding was 48,479,245.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ENEXI HOLDINGS, INC.

INDEX

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eNexi HOLDINGS, INC.
(Formerly known as CaiBan Holdings, Inc.)
(A Development Stage Company)
BALANCE SHEET
(UNAUDITED)

	December 31, 2001	June 30, 2002 (Consolidated)
ASSETS
Current assets:
Cash	$7,245	$1,806

Total current assets	7,245	1,806

Total assets	$7,245	$1,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$49,834
Other current liabilities	800	—

Total current liabilities	800	49,834

Stockholders' equity:
Preferred Stock:
Preferred Stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2001	—	—
Preferred Stock, $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at June 30, 2002	—	—
Convertible Series A: $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at June 30, 2002	—	—
Convertible Series B: $0.0001 par value, 3,000,000 shares authorized, and no shares issued and outstanding at June 30, 2002	—	—
Common Stock:
$0.001 no par value, 5,000,000 shares authorized, 3,000,000 shares issued and outstanding at December 31, 2001	3,000	—
$0.0001 par value, 50,000,000 shares authorized, 48,908,864 shares issued and outstanding at June 30, 2002	—	4,892
Additional paid-in capital	6,000	4,108
Accumulated deficit during development stage	(2,555)	(57,028)

Total stockholders' equity (deficit)	6,445	(48,028)

Total liabilities and stockholders' equity	$7,245	$1,806

The accompanying notes are an integral part of these financial statements.

eNexi HOLDINGS, INC.
(Formerly known as CaiBan Holdings, Inc.)
(A Development Stage Company)
STATEMENTS OF INCOME AND EXPENSE
(UNAUDITED)

	Three months ended June 30, 2001	Three months ended June 30, 2002 (Consolidated)	Six months ended June 30, 2001	Six months ended June 30, 2002 (Consolidated)	From inception (September 15, 2000) through June 30, 2002 (Consolidated)
Operating expenses:
General and administrative	$20	$54,398	$20	$54,473	$56,228

Total operating expenses	20	54,398	20	54,473	56,228

Loss from operations	(20)	(54,398)	(20)	(54,473)	(56,228)

Loss before provision for income taxes	(20)	(54,398)	(20)	(54,473)	(56,228)

Provision for income taxes	—	—	—	—	800

Net loss	$(20)	$(54,398)	$(20)	$(54,473)	$(57,028)

Net loss per share	$—	$(0.001)	$—	$(0.002)	$(0.001)

Weighted average shares outstanding	9,732,864	39,007,238	9,732,864	24,450,919	48,908,864

The accompanying notes are an integral part of these financial statements.

eNexi HOLDINGS, INC.
(Formerly known as CaiBan Holdings, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at inception — September 15, 2000	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of stock for cash	—	—	—	—	3,000,000	3,000	6,000	—	9,000
Net loss	—	—	—	—	—	—	—	(1,735)	(1,735)

Balance at December 31, 2000	—	—	—	—	3,000,000	3,000	6,000	(1,735)	7,265

Net loss	—	—	—	—	—	—	—	(820)	(820)

Balance, December 31, 2001	—	—	—	—	3,000,000	3,000	6,000	(2,555)	6,445

Shares issued for common stock (Note 3)	—	—	—	—	39,176,000	3,918	(3,918)	—	—
Adjusting entries to reflect reverse acquisition (Note 3)	—	—	—	—	6,732,864	(2,026)	2,026	—	—
Net loss	—	—	—	—	—	—	—	(54,473)	(54,473)

Balance, June 30, 2002 — consolidated	—	$—	—	$—	48,908,864	$4,892	$4,108	$(57,028)	$(48,028)

The accompanying notes are an integral part of these financial statements.

eNexi HOLDINGS, INC.
(Formerly known as CaiBan Holdings, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2001	Six months ended June 30, 2002 (Consolidated)	Cumulative amounts from inception (September 15, 2000) through June 30, 2002 (Consolidated)
Cash flows provided by operating activities: Net loss	$(20)	$(54,473)	$(57,028)

Adjustment to reconcile net loss to cash used by operations:
Changes in assets and liabilities:
Accounts payable	—	49,834	49,834
Other current liabilities	—	(800)	—

Total adjustments	—	49,034	49,834

Net cash used by operations	(20)	(5,439)	(7,194)

Cash flows provided by financing activities:
Proceeds from note payable — related party	—	—	2,000
Payment of note payable — related party	(2,000)	—	(2,000)
Issuance of common stock	—	—	9,000

Net cash provided by financing activities	(2,000)	—	9,000

Net increase (decrease) in cash	(2,020)	(5,439)	1,806
Cash, beginning of period	9,265	7,245	—

Cash, end of period	$7,245	$1,806	$1,806

The accompanying notes are an integral part of these financial statements.

eNexi HOLDINGS, INC.
(Formerly known as CaiBan Holdings, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	Six months ended June 30, 2001	Six months ended June 30, 2002 (Consolidated)	Cumulative amounts from inception (September 15, 2000) through June 30, 2002 (Consolidated)
Supplemental disclosures of non-cash operating, investing, and financing activities
Issuance of stock for net assets acquired	—	$3,918	$3,918

The accompanying notes are an integral part of these financial statements.

1.    INTERIM FINANCIAL INFORMATION

        The financial statements of eNexi Holdings Inc. and Subsidiaries (the Company) as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 and from inception (September 15, 2000) through June 30, 2002, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2002 and from inception (September 15, 2000) through June 30, 2002, are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements.

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

2.    BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

3.    MERGER

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

4.    STOCK OPTIONS

        In May 2002, the Company granted 1,500,000 incentive stock options with an exercise price of $0.165 per share and an option exercise period of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

        THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS, DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

        ENexi Holdings, Inc. is a holding company with Caiban Holdings, Inc. as its wholly owned operating subsidiary. Caiban has established an online procurement system for small- to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China, intending to capitalize on the marriage of increased capital production and a rapidly growing online environment in Asia. With operations hubs in Hong Kong and the U.S., as well as by utilizing management's experience in Chinese business practices and etiquette, Caiban intends to unite users of higher-end capital goods in Hong Kong and China with sellers of these goods from around the world. Caiban's value proposition is to deliver these much needed goods at lower cost (both product and transportation) with faster delivery times.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated selected financial information for eNexi:

	Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)
Statement of Operations Data:
Revenue	$—	$—

Net Loss	$(54,473)	$(20)

Net Loss Per Share	$(0.002)	$—

Balance Sheet Data:
Current Assets	$1,806	$7,245

Total Assets	$1,806	$7,245

Total Current Liabilities	$49,834	$—

Accumulated Deficit	$(57,028)	$(1,755)

Stockholders Equity (Deficit)	$(48,028)	$7,245

SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

REVENUES/ COST OF SALES

        As our operating subsidiary, Caiban, is a company still in the development stage, we have not had any revenues or the related costs of goods sold for the six months ended June 30, 2002 or for the same period in 2001.

OPERATING EXPENSES

        Operating expenses were $54,473 for the six months ended June 30, 2002 compared to $20 for the six months ended June 30, 2001, due to the ramping up of the Company's business plan.

NET LOSS

        ENexi experienced a net loss of $(54,473) for the six months ended June 30, 2002 as compared to a net loss of $(20) for the six months ended June 30, 2001.

THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

REVENUES/COST OF SALES

        As our operating subsidiary, Caiban, is a company still in the development stage, we have not had any revenues or the related costs of goods sold for the three months ended June 30, 2002 or for the same period in 2001.

OPERATING EXPENSES

        Operating expenses were $54,398 for the three months ended June 30, 2002 compared to $20 for the three months ended June 30, 2001, due to the ramping up of the Company's business plan.

NET LOSS

        ENexi experienced a net loss of $(54,398) for the three months ended June 30, 2002 as compared to a net loss of $(20) for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Cash totaled $1,806 and $7,245 at June 30, 2002 and 2001, respectively. Net cash used by operations was $(5,439) for the six months ended June 30, 2002 compared to net cash used by operations of $(20) for the six months ended June 30, 2001.

        ENexi believes that it has and will have sufficient cash flow to continue its operations for the next twelve months. Our working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including potential sales by our new wholly-owned subsidiary, Caiban Holdings, Inc. Additionally, we may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On or about April 23, 3003, we issued 39,176,000 shares of common stock to Shannon T. Squyres, Steven D. Hargreaves, Michael Kwok and Harold Radie for the purchase of all the outstanding shares of Caiban Enterprises, Inc. by our wholly owned subsidiary, Caiban Holdings, Inc. This transaction is described in our Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder filed on April 24, 2002, as amended by Form SC 14F1/A filed with the SEC on May 29, 2002, and our Current Report on Form 8-K filed with the SEC on May 8, 2002. There was no underwriter involved in these issuances and no commissions were paid to any person in connection with these issuances. These issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report:

1.
The following Exhibits are filed herein:

2.1
Agreement and Plan of Merger*

99.1
Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        * Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 8, 2002 as SEC File Number 000-26651.

2.
During the quarterly period ended June 30, 2002, we filed the following Current Reports on Form 8-K with the SEC:

Date of Filing	Description
April 11, 2002	Cash distribution to shareholders
May 8, 2002	Change in control of registrant

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: August 9, 2002	ENEXI HOLDINGS, INC.
/s/ SHANNON T. SQUYRES By: Shannon T. Squyres Its: Chief Executive Officer and Secretary (Principal Executive Officer)
/s/ STEVEN D. HARGREAVES By: Steven D. Hargreaves Its: President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

ENEXI HOLDINGS, INC. INDEX
PART I—FINANCIAL INFORMATION
eNexi HOLDINGS, INC. (Formerly known as CaiBan Holdings, Inc.) (A Development Stage Company) BALANCE SHEET (UNAUDITED)
eNexi HOLDINGS, INC. (Formerly known as CaiBan Holdings, Inc.) (A Development Stage Company) STATEMENTS OF INCOME AND EXPENSE (UNAUDITED)
eNexi HOLDINGS, INC. (Formerly known as CaiBan Holdings, Inc.) (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
eNexi HOLDINGS, INC. (Formerly known as CaiBan Holdings, Inc.) (A Development Stage Company) STATEMENTS OF CASH FLOWS (UNAUDITED)
eNexi HOLDINGS, INC. (Formerly known as CaiBan Holdings, Inc.) (A Development Stage Company) STATEMENTS OF CASH FLOWS (continued) (UNAUDITED)
PART II—OTHER INFORMATION
SIGNATURES