Form 10QSB
period 2002-09-30
ENEXI HOLDINGS INC
filed 2002-11-15
CIK 1090051

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-26651

TRINITY3 CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	65-0884085
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1920 Main Street, Suite 980, Irvine, CA  92614

(Address of principal executive offices)

(949) 955-2140

(Issuer’s telephone number)

ENEXI HOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of November 11, 2002, the number of shares of Common Stock issued and outstanding was 48,479,245.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

TRINITY3 CORPORATION

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TRINITY 3 CORPORATION AND SUBSIDIARIES

(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)

(A Development Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2001	September 30, 2002 (Consolidated) (Unaudited)
Current assets:
Cash	$7,245	$116
Total current assets	7,245	116
Total assets	$7,245	$116
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$71,862
Other current liabilities	800	—
Total current liabilities	800	71,862
Stockholders’ equity:
Preferred Stock:
Preferred Stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2001	—	—
Preferred Stock, $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at September 30, 2002	—	—
Convertible Series A: $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at September 30, 2002	—	—
Convertible Series B: $0.0001 par value, 3,000,000 shares authorized, and no shares issued and outstanding at September 30, 2002	—	—
Common Stock:
$0.001 no par value, 5,000,000 shares authorized, 3,000,000 shares issued and outstanding at December 31, 2001	3,000	—
$0.0001 par value, 50,000,000 shares authorized, 48,908,864 shares issued and outstanding at September 30, 2002	—	4,892
Additional paid-in capital	6,000	4,108
Accumulated deficit during development stage	(2,555)	(80,746)
Total stockholders’ equity (deficit)	6,445	(71,746)
Total liabilities and stockholders’ equity	$7,245	$116

The accompanying notes are an integral part of these financial statements

TRINITY 3 CORPORATION AND SUBSIDIARIES

(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF INCOME AND EXPENSE

(UNAUDITED)

	Three months ended September 30, 2001	Three months ended September 30, 2002 (Consolidated)	Nine months ended September 30, 2001	Nine months ended September 30, 2002 (Consolidated)	From inception (September 15, 2000) through September 30, 2002 (Consolidated)
Operating expenses:
General and administrative	$—	$23,718	$20	$78,191	$79,946
Total operating expenses	—	23,718	20	78,191	79,946
Loss from operations	—	(23,718)	(20)	(78,191)	(79,946)
Loss before provision for income taxes	—	(23,718)	(20)	(78,191)	(79,946)
Provision for income taxes	—	—	—	—	800
Net loss	$—	$(23,718)	$(20)	$(78,191)	$(80,746)
Net loss per share	$—	$—	$—	$(0.002)	$(0.002)
Weighted average shares outstanding	9,732,864	48,908,864	9,732,864	32,693,157	48,908,864

The accompanying notes are an integral part of these financial statements

TRINITY 3 CORPORATION AND SUBSIDIARIES

(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
Balance at inception — September 15, 2000	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of stock for cash	—	—	—	—	3,000,000	3,000	6,000	—	9,000
Net loss	—	—	—	—	—	—	—	(1,735)	(1,735)
Balance at December 31, 2000	—	—	—	—	3,000,000	3,000	6,000	(1,735)	7,265
Net loss	—	—	—	—	—	—	—	(820)	(820)
Balance, December 31, 2001	—	—	—	—	3,000,000	3,000	6,000	(2,555)	6,445
Shares issued for common stock (Note 3)	—	—	—	—	39,176,000	3,918	(3,918)	—	—
Adjusting entries to reflect reverse acquisition (Note 3)	—	—	—	—	6,732,864	(2,026)	2,026	—	—
Net loss	—	—	—	—	—	—	—	(78,191)	(78,191)
Balance, September 30, 2002 — consolidated (unaudited)	—	$—	—	$—	48,908,864	$4,892	$4,108	$(80,746)	$(71,746)

The accompanying notes are an integral part of these financial statements

TRINITY 3 CORPORATION AND SUBSIDIARIES

(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2001	Nine months ended September 30, 2002 (Consolidated)	Cumulative amounts from inception (September 15, 2000) through September 30, 2002 (Consolidated)
Cash flows provided by operating activities:
Net loss	$(20)	$(78,191)	$(80,746)
Adjustment to reconcile net loss to cash used by operations:
Changes in assets and liabilities:
Accounts payable	—	71,862	71,862
Other current liabilities	—	(800)	—
Total adjustments	—	71,061	71,862
Net cash used by operations	(20)	(7,129)	(8,884)
Cash flows provided by financing activities:
Proceeds from note payable — related party	—	—	2,000
Payment of note payable — related party	(2,000)	—	(2,000)
Issuance of common stock	—	—	9,000
Net cash provided by financing activities	(2,000)	—	9,000
Net increase (decrease) in cash	(2,020)	(7,129)	116
Cash, beginning of period	9,265	7,245	—
Cash, end of period	$7,245	$116	$116

The accompanying notes are an integral part of these financial statements

TRINITY 3 CORPORATION AND SUBSIDIARIES

(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)

(A Development Stage Company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2001	Nine months ended September 30, 2002 (Consolidated)	Cumulative amounts from inception (September 15, 2000) through September 30, 2002 (Consolidated) Unaudited
Supplemental disclosures of non-cash operating, investing, and financing activities
Issuance of stock for net assets acquired	$—	$3,918	$3,918

The accompanying notes are an integral part of these financial statements

1.             INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the Company) as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 and from inception (September 15, 2000) through September 30, 2002, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2002 and from inception (September 15, 2000) through September 30, 2002, are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements.

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

3.             MERGER

On April 23, 2002, the Board of Directors and stockholders of the Company approved and adopted the Agreement and Plan of Merger, dated as of April 12, 2002, (the “Agreement”), by and among the Company and CaiBan Holdings, Inc., a wholly-owned subsidiary formed for the purpose of the merger. Pursuant to the Agreement, the Company issued 39,176,000 shares   of its par value $.0001 common stock to the stockholders of CaiBan Holdings, Inc., in exchange for 100% of the outstanding capital stock of CaiBan Holdings, Inc.

Since the shareholders of CaiBan Holdings, Inc. acquired control of the Company, upon the merger closing, the merger was accounted for as a reverse acquisition.  Accordingly, for financial statement purposes, CaiBan Holdings, Inc. was considered the accounting acquiror and the related business combination was considered a recapitalization of CaiBan Holdings, Inc., rather than an acquisition by the Company.  Therefore, the historical financial statements prior to April 23, 2002 will be those of CaiBan Holdings, Inc.

4.             CAPITAL STOCK

                Reverse Stock Split

On August 16, 2002, the Company’s Board of Directors authorized a 1 for 5 reverse stock split of the Company’s $0.0001 par value common stock.  The reverse stock split has not yet been effected nor has the record date for shares subject to the reverse stock split been set.

Stock Options

In May 2002, the Company granted 1,500,000 incentive stock options with an exercise price of $0.165 per share and an option exercise period of five years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE “FORWARD-LOOKING STATEMENTS” AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS, DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Trinity3 Corporation is a holding company with Caiban Holdings, Inc. as its wholly owned operating subsidiary.  Caiban has established an online procurement system for small- to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China, intending to capitalize on the marriage of increased capital production and a rapidly growing online environment in Asia.  With operations hubs in Hong Kong and the U.S., as well as by utilizing management’s experience in Chinese business practices and etiquette, Caiban intends to unite users of higher-end capital goods in Hong Kong and China with sellers of these goods from around the world.  Caiban’s value proposition is to deliver these much needed goods at lower cost (both product and transportation) with faster delivery times.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected financial information for the Company:

	Nine months Ended September 30, 2002	Nine months Ended September 30, 2001
	(unaudited)	(unaudited)
Statement of Operations Data:
Revenue	$—	$—
Net Loss	$(78,191)	$(20)
Net Loss Per Share	$(0.002)	$(0.000)
Balance Sheet Data:
Current Assets	$116	$7,245
Total Assets	$116	$7,245
Total Current Liabilities	$71,862	$—
Accumulated Deficit	$(80,746)	$(1,755)
Stockholders Equity (Deficit)	$(71,746)	$7,245

NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

REVENUES/ COST OF SALES

As our operating subsidiary, Caiban, is a company still in the development stage, we have not had any revenues or the related costs of goods sold for the nine months ended September 30, 2002 or for the same period in 2001.

OPERATING EXPENSES

Operating expenses were $78,191 for the nine months ended September 30, 2002 compared to $20 for the nine months ended September 30, 2001, due to the ramping up of the Company’s business plan.

NET LOSS

The Company experienced a net loss of $78,191 for the nine months ended September 30, 2002 as compared to a net loss of $20 for the nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

REVENUES/COST OF SALES

As our operating subsidiary, Caiban, is a company still in the development stage, we have not had any revenues or the related costs of goods sold for the three months ended September 30, 2002 or for the same period in 2001.

OPERATING EXPENSES

Operating expenses were $23,718 for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001, due to the ramping up of the Company’s business plan.

NET LOSS

The Company experienced a net loss of $23,718 for the three months ended September 30, 2002 as compared to a net loss of $0 for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $116 and $7,245 at September 30, 2002 and 2001, respectively.  Net cash used by operations was $7,129 for the nine months ended September 30, 2002 compared to net cash used by operations of $20 for the nine months ended September 30, 2001.

The Company’s financial position is precarious.  Unless our operating subsidiary is able to generate sufficient revenues or we are able to acquire debt or equity financing to cover ongoing operating costs and satisfy liabilities, or we sell the Company, merge with, or acquire another operating entity or other business combination, we may not be able to continue as a going concern.  The probability of our operating subsidiary generating sufficient revenues to cover operating costs and satisfy liabilities is unlikely at this time.  The probability of obtaining financing is uncertain at this time.  If the Company does not generate revenues, obtain financing, or close a business combination, it will have to curtail its activities and reduce or eliminate its operations.

ITEM 3   CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2002, a majority of our shareholders executed a majority written consent in lieu of annual meeting to avoid the expense of holding a formal annual meeting.  The majority shareholders voted “for” the following actions:

•                    The re-election of the following two directors to the board of directors for a term of one year or until their successors are duly elected and qualified: Shannon T. Squyres and Steven D. Hargreaves.

•                    The authorization of the Company’s Stock Option Plan.

•                    Approval of an amendment to the Company’s Articles of Incorporation to effect a one for five reverse stock split.

•                    Approval of an amendment to the Company’s Articles of Incorporation to effect a name change of the Corporation from eNexi Holdings, Inc. to Trinity3 Corporation.

•                    The ratification of the appointment of Mendoza Berger & Company, LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1.             The following Exhibits are filed herein:

No.	Title

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.             Reports on Form 8-K filed:  None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED:	November 12, 2002	TRINITY3 CORPORATION

/s/ Shannon T. Squyres
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary
(Principal Executive Officer)

DATED:	November 12, 2002	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trinity3 Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shannon T. Squyres, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)          I have reviewed the Report;

(2)          Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)          Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)          I and the other certifying officers of the Company:

a.               are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b.              have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c.               have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d.              have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)          I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)          I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Shannon T. Squyres
Shannon T. Squyres,
Chief Executive Officer
November 12, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,

RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Trinity3 Corporation (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven D. Hargreaves, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)          I have reviewed the Report;

(2)          Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)          Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)          I and the other certifying officers of the Company:

a.               are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b.              have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c.               have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d.              have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)          I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)          I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steven D. Hargreaves
Steven D. Hargreaves
Chief Financial Officer
November 12, 2002