Form 10KSB
period 2002-12-31
TRINITY3 CORP
filed 2003-04-15
CIK 1090051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 000-26651

                              Trinity3 Corporation
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


                  1920 Main Street, Suite 980, Irvine, CA 92614
               (Address of Principal Executive Offices) (Zip Code)

                                 (949) 910-2383
                 Issuer's Telephone Number, Including Area Code)

     Securities Registered under Section 12(b) of the exchange Act:



                                             Name of Each Exchange
Title of Each Class                           on Which Registered

------------------------------           ---------------------------------------

------------------------------           ---------------------------------------




     Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.0001 par value per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No ____ Yes __X___

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__ .

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 28, 2003, was approximately $195,000 based upon the closing sale price of the Registrant's Common Stock on the OTC Bulletin Board of $.10 per share of Common Stock on that date.

The number of shares outstanding of the registrant's Common Stock outstanding as of April 11, 2003 was 9,781,773 .
                      -------------

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

Transitional Small Business Disclosure Format: Yes ___; No  X
                                                           ----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

           We were originally incorporated under the laws of the State of Florida under the name Arngre, Inc. On June 24, 1999, we merged with and into Silver King Resources (Delaware), Inc., a newly formed Delaware corporation. Silver King (Delaware), Inc., the surviving corporation of the merger, was formed for the purpose of the merger and had no prior operating history. Immediately after the completion of the merger, we changed our name to Silver King Resources, Inc.

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

           On April 12, 2002, we entered into an Agreement and Plan of Merger with Caiban Holdings, Inc., a Delaware corporation wholly-owned by us, Caiban Enterprises, Inc., a California corporation, Shannon T. Squyres, Steven D. Hargreaves, Michael Kwok, and Harold Radie (collectively referred to as the "Caiban Stockholders"). Pursuant to the terms of the Agreement and Plan of Merger which closed on April 23, 2002, we acquired all of the issued and outstanding shares of capital stock of Caiban Holdings, Inc. from the Caiban Stockholders in exchange for an aggregate of 39,176,000 newly issued shares of our common stock (the "Acquisition"), resulting in 48,908,864 shares issued and outstanding. Concurrently with the Acquisition, Caiban Enterprises, Inc. was merged with us

           On April 11, 2002, in connection with the Acquisition, our board of directors approved and adopted a plan of distribution whereby we returned substantially all of our remaining capital to our shareholders through a one-time cash distribution totaling $2,738,827.93 to our shareholders of record as of April 12, 2002. The pro-rata distribution was made in cash at the rate of $.2814 per share of our common stock. We retained $60,000 to pay legal and accounting expenses incurred in completing the Acquisition.

           Notice of the Agreement and Plan of Merger was sent to all of our shareholders on a Schedule 14f-1 Information Statement, which was first mailed to shareholders on or about April 24, 2002.

           The Agreement and Plan of Merger was adopted by the unanimous consent of our Board of Directors and the Boards of Directors of Caiban Holdings, Inc. and Caiban.

BUSINESS OF ISSUER

OUR BUSINESS

           All of our business is currently conducted through our wholly-owned subsidiary, Caiban Holdings, Inc.

OUR SERVICES AND MARKETS

           Caiban Holdings, Inc. plans to establish an online procurement system for small- to-medium sized manufacturing firms, as well as other businesses in China and Hong Kong. Caiban Holdings, Inc. hopes to provide procurement systems in the business to business sector arising out of the increased capital production taking place in China as well as the growing online environment.

           Caiban Holdings, Inc. does not yet offer any products and services and does not have any revenues, and does not currently have the funds to implement its business plans. Therefore it will be very difficult for us to succeed and it is likely that we not be able to continue as a going concern. Through Caiban Holdings, Inc. the Company plans to establish an online procurement system for small- to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China, intending to capitalize on the marriage of increased capital production and a rapidly growing online environment in Asia.

Additionally, in the future, Caiban Holdings, Inc. plans to market the following products:

     o    Spares for generator sets, air compressors
     o    General machinery & equipment
     o    Construction equipment
     o    Tools, equipment and consumable for oil & gas industries
     o    Conveying systems and spares for manufacturing factories
     o    Pumps and motors for water supply, fire fighting and HVAC
     o    Equipment for shipbuilding industries
     o    Container handling equipment for port and container terminals
     o    Instrument & controls for air conditioning
     o    Equipment and spare parts for power plant

           The Company currently lacks the funds to implement it business plan. There is no guarantee that the Company will be able to raise the needed funds.

CUSTOMERS

           Currently, Caiban Holdings, Inc. does not have any customers. Caiban Holdings, Inc. plans to focus marketing and sales efforts on small to medium sized manufacturing firms, as well as other users of higher-end capital equipment in Hong Kong and China. Following are examples of Caiban Holdings, Inc.'s planned customer targets:

     o    Metal and hardware manufacturing factories
     o    Electronic & computer peripheral equipment manufacturers
     o    Machinery manufacturers
     o    Tourism/entertainment industries
     o    Food processing factories
     o    Petroleum, gas & chemical processing factories
     o    Power and utilities plants
     o    Roads & transport Industries
     o    Garment manufacturing industries
     o    Shipbuilding industries
     o    Building and construction companies
     o    Plastic manufacturing factories

There is no guarantee that Caiban Holdings, Inc. will successfully reach its customer targets or market these types of products.

           Caiban Holdings, Inc. hopes to develop and maintain a system for tracking and quality control. Though the money flow will be slightly different for clients in China vs. Hong Kong, we are planning for the typical sales transaction to proceed as follows:

     1.   Client places a Purchase Order ("PO") for product;

     2. Client is required to put up 50% non-refundable deposit into the Company's bank account either in China or Hong Kong;

     3. Appropriate sales rep then verifies deposit and advises regional China & Hong Kong office;

     4. Sales office will place order with Irvine office immediately with an in-house reference number that corresponds to the client's PO;

     5. Irvine office will place order with manufacturer, obtain delivery date and advise sales office and/or sales rep accordingly using the same in-house reference number;

     6. For light volume shipments, when product arrives to the Irvine Office, it will be checked and filmed with digital camera (for quantity, part number, etc. with reference number); then it will advise Hong Kong office. For heavy volume shipments, the product is sent to the Company's chosen freight forwarding company (most likely in Los Angeles) and inspected there;

     7. Irvine office will promptly ship products to Hong Kong office using the same reference number and will advise Hong Kong office and appropriate sales office;

     8. Sales office will request client to deposit balance of 50% into the Company's bank account before shipment arrives in Hong Kong;

     9. When shipment is in transit or arrives in Hong Kong, sales rep verifies balance deposit and advises Hong Kong office to send product to client via cargo service company;

     10. Cargo service company will notify China office of the arrival of products and arrange delivery to client. In the first few transactions, particularly with potential high-volume purchasers, the sales rep that initiated the transaction (or regional rep if ordered directly from the Web site) will be at client's facility to inspect and verify the product. Such inspection will include verifying quality, quantity, model & part numbers, etc. with the client.

           Caiban Holdings, Inc. is planning on making all quotations in U.S. dollars (though payment will be in Yuan). For sales in Hong

Kong, local currency can be converted into U.S. dollars in the form of wire transfer or a cashier's check drawn on a major U.S.-based bank. U.S. dollars will then be sent back to the Irvine office to pay for goods purchased from the suppliers for the Hong Kong clients.

OPERATIONS

           Caiban Holdings, Inc. currently does not have any operations. However, because the Internet connection speed in China with respect to the rest of the world is still quite slow, Caiban Holdings, Inc. plans to have the web site housed in Hong Kong. In the future, however, should Web traffic warrant, additional hosting sites will be added based on statistical data of the origin of the visitors. For example, should Caiban Holdings, Inc. build a solid client base or receive significant traffic from Europe, a hosting site would most likely be established there. All content and maintenance will be handled internally and maximum security measures will be utilized.

REVENUE SOURCES

           There is no guarantee that Caiban Holdings, Inc. will obtain revenues, but Caiban Holdings, Inc. plans to derive revenues from a combination of the following sources:

     o    Sales of spare parts and equipment
     o    Subscription fees
     o    Equipment rental fees
     o    Advertising revenue on the Web site--from suppliers
     o    Design of Web page/intranet for more sophisticated subscribers

COMPETITION

           If Caiban Holdings, Inc. were able to start implementing its business plans it would face intense competition from other importers and from manufacturers themselves. The market for Caiban Holdings, Inc.'s planned services is highly competitive, and our management expects competition to increase. Caiban Holdings, Inc. will compete with many procurement companies, most of which will be larger and better financed than Caiban Holdings, Inc.. Some of these competitors offer the same services contemplated to be offered by Caiban Holdings, Inc. Our management believes that in order for Caiban Holdings, Inc. to succeed, it will need to provide superior pricing, efficiency and service. Caiban Holdings, Inc. plans to develop an interactive web site to help accomplish this. However there is no guarantee that Caiban Holdings, Inc. will be able to accomplish these goals.

SALES AND MARKETING

           While Caiban Holdings, Inc. intends to base much of the central sales and marketing efforts in Hong Kong, it is planning on using regional offices in China to make direct face-to-face sales. Given the business climate in China, the management of Caiban Holdings, Inc. believes that there is no replacement for direct, face-to-face sales, and thus Caiban Holdings, Inc. plans to use this as its primary sales method. In order to scale operations, Caiban Holdings, Inc. plans establish these regional offices and to recruit a direct sales force for each such office. Caiban Holdings, Inc. is planning on marketing it products and services through the following means:

     o    Direct calling on prospects
     o Encouraging prospects to establish a personalized Web page and email account on Caiban Holdings, Inc.'s Web site
     o    Encouraging prospects to visit and purchase from the Web site
     o Building incentive programs for customers who visit or purchase from the Web site
     o    Holding seminars for potential clients

           Other planned marketing efforts will entail mailing a CD-ROM to potential clients, which may be used for an introduction and access to the Web site. If sales and traffic to the Web site grow as anticipated, Caiban Holdings, Inc. plans to seek strategic partnerships with leading Web sites that target the Chinese community.

EMPLOYEES

           As of December 31, 2002 we had three employees who are employed as management. None of our employees are currently covered by collective bargaining agreements. We believe that relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

           We currently do not own any property. We sublease office space on a month to month basis from a related entity. Lease payments are $6,297 per month.

ITEM 3. LEGAL PROCEEDINGS

           To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On August 16, 2002, a majority of our shareholders executed a majority written consent in lieu of annual meeting (the "Written Consent") to avoid the expense of holding a formal annual meeting. The actions taken in the Written Consent took effect on approximately December 12, 2002, 20 days following the mailing of an Information Statement on Schedule 14C to our shareholders regarding these actions. In the Written Consent, a majority of our shareholders approved the following actions:

o The re-election of the following two directors to the board of directors for a term of one year or until their successors are duly elected and qualified: Shannon T. Squyres and Steven D. Hargreaves.

o          The authorization of the Company's Stock Option Plan.

o Approval of an amendment to the Company's Articles of Incorporation to effect a one for five reverse stock split.

o Approval of an amendment to the Company's Articles of Incorporation to effect a name change of the Corporation from eNexi Holdings, Inc. to Trinity3 Corporation.

o The ratification of the appointment of Mendoza Berger & Company, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

           The Company's common stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "TRYT" (effective close of business March 28, 2003). The market for such shares is limited and no assurance can be given that a significant trading market for Trinity3 Corp. common stock will develop or, if developed, will be sustained.

           The following table sets forth the range of the high and low closing bid prices of the Company's common stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotation Bureau, Inc. and Nasdaq Trading & Market Services and do not necessarily reflect actual transactions, retail markups, markdowns or commissions. The transactions include inter-dealer transactions. The Company's management believes that the following data is anecdotal and may bear no relation to the true value of Trinity3's common stock or the range of prices that would prevail in a fluid market, as these quotes are based upon limited public float and trading in Trinity3's common stock.

    2001                               High*                  Low*
    ----                               ----                  ----
    1st Quarter                        $5.00                 $1.40
    2nd Quarter                        $1.70                 $1.00
    3rd Quarter                        $1.00                 $0.25
    4th Quarter                        $0.75                 $0.45



    2002                               High*                  Low*
    ----                               ----                  ----
    1st Quarter                        $0.55                 $0.45
    2nd Quarter                        $0.75                 $0.25
    3rd Quarter                        $0.25                 $0.25
    4th Quarter                        $0.30                 $0.15


* Adjusted to reflect 1-for-5 reverse stock split effective close of business March 28, 2003.

Management calculates that the approximate number of holders of the Company's common stock was 117 as of December 31, 2002. The Company currently has no intention of paying any dividend on its common stock in the future. There are no restrictions that limit the ability of the Company to pay dividends.

RECENT SALE OF UNREGISTERED SECURITIES

The Company did not have any sales of unregistered securities during the last quarter of 2002.

REVERSE STOCK SPLIT

           On August 16, 2002, the Company's Board of Directors and a majority of our shareholders authorized a 1-for-5 reverse stock split of the Company's $0.0001 par value common stock. This reverse stock split was effective close of business March 28, 2003.

           In May 2002, the Company granted 300,000 incentive stock options with an exercise price of $0.825 per share and an option exercise period of five years.

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

OVERVIEW

           Trinity3 Corporation is a holding company that operates Caiban Holdings, Inc., a Delaware corporation wholly-owned by us.

           On April 11, 2002, in connection with the Acquisition, our board of directors approved and adopted a plan of distribution whereby we returned substantially all of our remaining capital to our shareholders through a one-time cash distribution totaling $2,738,827.93 to our shareholders of record as of April 12, 2002. The pro-rata distribution was made in cash at the rate of $.2814 per share of our common stock. We retained $60,000 to pay legal and accounting expenses incurred in completing the Acquisition.

           Caiban Holdings, Inc. is a development stage company with no customers or revenues to date. Caiban Holdings, Inc. plans to establish an online procurement system for small- to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China,


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 200 AND 2002

REVENUES

           Revenues for the year ended December 31, 2002 were $-0- compared to $0 for the same period in 2001.

COST OF SALES

           Cost of goods sold was unchanged from $0 for the year ended December 31, 2001 to $0 for the year ended December 31, 2002.

OPERATING EXPENSES

           Operating expenses increased by $97,220 over the same period in 2001. These expenses increased due to acquisition costs and increased legal and accounting expenses related to regulatory reporting and compliance.

NET LOSS

           Trinity3 experienced a net loss of ($98,040) for the year ended December 31, 2002 as compared to a net loss of ($820) for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

           As of December 31, 2002, the Company had cash and of $48 and net accounts receivable of $0. Net cash used by operations was $10,697 for the year ended December 31, 2002 compared with net cash used by operations of $20 for the year ended December 31, 2001.

           Our working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including potential sales by our new wholly-owned subsidiary, Caiban Holdings, Inc. The Company lacks the funds to continue operating and is in danger of being unable to continue operating as a going concern in the event that it is unable to raise funds in the immediate future. Additionally, we may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. .

           In March, 2003, the Company entered into a Collateral Loan Agreement with a lender. The principal amount of the note is $5,000,000, carries an annualized interest rate of 5.5% and matures in five years from the date issuance. This agreement is being collateralized with the issuance of 10,000 shares of Convertible Series C Preferred Stock. The proceeds will be used in funding working capital needs of the Company. No funds to date have been advanced to the Company in connection with this agreement and note.

ITEM 7. FINANCIAL STATEMENTS

           All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

           The following table sets forth the names and ages of our current and incoming directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. The Board of Directors elects our executive officers annually. Our directors serve one-year terms until their successors are elected. Our executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.


NAME                           AGE               POSITIONS
----                           ---               ---------
Steven D. Hargreaves            44      President, Chief Financial Officer and Director
Shannon T. Squyres              43      Chief Executive Officer, Secretary and Director

                            BIOGRAPHICAL INFORMATION:

           STEVEN D. HARGREAVES , 44, is a director, President and Chief Financial Officer. From 1993 to the present, Mr. Hargreaves has been a Managing Director of Genesis Partners, an investment management firm involved in all aspects of equity investments. Prior to co-founding Genesis Partners, Mr. Hargreaves was employed as an equity research analyst for Dean Witter Reynolds from 1992 to 1993. Mr. Hargreaves began his professional career as a Certified Public Accountant having worked for firms Arthur Andersen and Ernst & Whinney. Mr. Hargreaves graduated from the University of Southern California in 1991 with a Masters of Business Administration concentrating in Finance and from California State University, Long Beach in 1983 with a Bachelor of Science in Business Administration.


           SHANNON T. SQUYRES , 43, is a director, Chief Executive Officer and Secretary. From 1987 to the present, Mr. Squyres has been President of Market Pathways Financial Relations Incorporated., a financial relations consulting firm working with publicly traded companies. Prior to founding Market Pathways in 1987, Mr. Squyres was a partner and director with the Newport Beach, CA firm of Investor Communication Systems where he established and organized regional offices in Chicago, New York, Portland and San Francisco. Mr. Squyres has worked in the financial industry for over 20 years and brings a wide range of expertise to the firm with extensive experience in corporate finance, investor relations and press relations. Mr. Squyres has worked with companies in such diverse industries as automotive airbags, military ordnance, dental supplies and services, specialty medical products, energy efficiency services, steel manufacturing, cable television operations, entertainment and multimedia production, sports franchising, mortgage banking, educational products and services, snack foods, pet products, consumer electronics, and computer software, hardware and services. He earned his B.A. in Communications/Public Relations from California State University, Fullerton

COMPENSATION OF DIRECTORS

           Directors will receive no salary for their services and no fee for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

           Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

           To date, there has been no cash consideration paid to our newly elected officers and directors. The following table sets forth certain summary information with respect to the compensation paid to certain Officers for services rendered in all capacities to the Company for the fiscal period ended December 31, 2002:


                                                                                                      Long Term
                                                                                                     Compensation
                                                                                                       Awards/
                                                                                                      Securities
                                                                   Annual          All Other          Underlying
Name and Principal Position              Year     Salary ($)        Bonus         Compensation        Options(#)*
---------------------------              ----     ----------        -----         ------------        -----------
Shannon T. Squyres
   Chief Executive Officer
   & Corporate Secretary                 2002        $-0-             --                --             150,000
                                         2001        $-0-             --                --                  --

Steven D. Hargreaves
   President
   & Chief Financial Officer             2002        $-0-             --                --             150,000
                                         2001        $-0-             --                --                  --

* Adjusted to reflect 1-for-5 reverse stock split effective close of business March 28, 2003.


EMPLOYMENT ARRANGEMENTS

           On January 1, 2003, we entered into employment agreements with Messrs. Squyres and Hargreaves providing annual salaries of $100,000 each, plus other customary benefits and provisions. Payments on both of these agreements have been accrued thus far and no consideration has been paid.

OPTION GRANTS

           An option grant was made to each of the named Executive Officers during the fiscal year ended December 31, 2002. Each of the named Executive Officers was granted an option to purchase 150,000 shares of the Company's common stock at a price of $0.825 per share expiring May 06, 2007. No option grants were made to the named Executive Officers during fiscal year ended December 31, 2001, and no executive officer held unexercised options as of that date. (all references in this paragraph are adjusted to reflect 1-for-5 reverse stock split effective close of business March 28, 2003).

EMPLOYEE STOCK OPTION PLAN

           Our Board of Directors adopted the 2000 Employee Stock Option Plan. Under the 2000 plan, 300,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options. The 2000 plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2000 plan, options may be granted to our key employees, officers, directors or consultants.

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

           Our Board of Directors adopted the 2002 Incentive and Nonstatutory Stock Option Plan (the "2002 Plan") on August 16, 2002. Under the 2002 Plan, 400,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2002 Plan, options may be granted to our key employees, officers, directors or consultants.

           The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2002 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted.

           The 2002 Plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2002 Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2002 Plan. Subject to certain restrictions, the 2002 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

           The consent of a majority of the voting shares of the Company was given for the approval of the 2002 Plan by written consent on August 16, 2002. No options have been issued under the 2002 Plan as of the date hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of the date of this Information Statement with the number of outstanding shares at 9,781,773; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

------------------------------------------------------ -------------------------------------- ----------------------------------
                        NAME                                     NUMBER OF SHARES*            PERCENTAGE BENEFICIALLY OWNED(1)
------------------------------------------------------ -------------------------------------- ----------------------------------
Steven D. Hargreaves, President, CFO, Director(2)                  3,950,072(3)                           39.8%
------------------------------------------------------ -------------------------------------- ----------------------------------
Shannon T. Squyres, CEO, Secretary, Director(2)                    3,950,072(4)                           39.8%
------------------------------------------------------ -------------------------------------- ----------------------------------
All Officers and Directors as a group (2 people)                   7,900,144                              78.4%
------------------------------------------------------ -------------------------------------- ----------------------------------
Larry Mayle                                                          551,541(5)                            5.6%
39012 Carriage Way
Palmdale, California 93551
------------------------------------------------------ -------------------------------------- ----------------------------------

* Adjusted to reflect one-for-five reverse stock split effective March 28, 2003.

(1) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)  c/o the Company's address.

(3)  Includes 150,000 stock options exercisable at $0.825 until May 6, 2007.

(4)  Includes 150,000 stock options exercisable at $0.825 until May 6, 2007.

(5)  Includes 8,000 shares held in the name of Pam Mayle.

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

The following chart provides information regarding compensation plans (including individual compensation arrangements) as of December 31, 2002:


================================ ============================== ========================================================
     Plan category                 Number of securities to be    Weighted average exercise     Number of securities
                                    issued upon exercise of         price of outstanding     remaining available for
                                      outstanding options,         options, warrants and         future issuance
                                      warrants and rights                  rights
================================ ============================== ========================================================
                                              (a)                           (b)                        (c)
================================ ============================== ========================================================
Equity compensation plans
approved by security holders                 300,000                         $.825                     400,000
================================ ============================== ========================================================
Equity compensation plans
not approved by security holders
================================ ============================== ============================
Total                                        300,000                         $.825                    400,000
================================ ============================== ========================================================


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 12, 2002, we entered into an Agreement and Plan of Merger with Caiban Holdings Inc., a Delaware corporation, Caiban Enterprises, Inc., Shannon T. Squyres, Steven D. Hargreaves, Michael Kwok, and Harold Radie (collectively, the "Caiban Stockholders"). Pursuant to the terms of the Agreement and Plan of Merger which closed on April 23, 2002, Caiban Enterprises, Inc. acquired all of the issued and outstanding shares of capital stock of Caiban Holdings, Inc. from the Caiban Stockholders in exchange for an aggregate of 39,176,000 newly issued shares of our common stock, with Shannon Squyres and Steven Squyres receiving 19,000,360 shares each. Concurrently, Caiban Enterprises, Inc. was merged into Caiban Holdings, Inc. and Caiban Holdings, Inc. became our wholly-owned subsidiary. As a condition to the Agreement and Plan of Merger, our directors prior to the transaction were required to resign and appoint Shannon Squyres and Steven Hargreaves as our executive officers and members of our Board of Directors.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

           (a) Exhibits.

          2.1 Agreement and Plan of Merger, dated as of June 23, 1999, between Silver King Resources (Delaware), Inc. and Silver King Resources, Inc. (1)

          2.2 Agreement and Plan of Merger dated as of March 21, 2000, between Silver King Resources, Inc. and eNexi, Inc. (2)

          2.3 Share Exchange Agreement by and among Galaxy Online, Inc., eNexi, Inc., and Viaduct II, Inc., dated June 28, 2000. (3)

          2.4 Contract for Sale of Assets, between eNexi, Inc., and Viaduct II, Inc., dated June 28, 2000. (3)

          2.5  Agreement and Plan of Merger(4)

          3.1  Certificate of Incorporation, as amended (1)

          3.2  Bylaws (1)

          3.3 Certificate of Merger between Silver King Resources (Delaware), Inc. and Silver King Resources, Inc. (1)

          3.4 Certificate of Merger between Silver King Resources (Delaware), Inc. and eNexi, Inc. (2)

          3.5  Amendment to Certificate of Incorporation, dated November 5, 2002


          3.6  Certificate of Designation, dated February 6, 2003


          3.7  Certificate of Designation, dated February 10, 2003


          10.1 2002 Stock Option Plan

          21.1 List of Subsidiaries

          23.1 Consent of Mendoza Berger & Company, LLP


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

          99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


               1. Incorporated by reference from the Registrant's Form 10-SB, filed on July 8, 1999.

               2. Incorporated by reference to the Registrant's Form 8-K filed on May 24, 2000.

               3. Incorporated by reference to the Registrant's Form 8-K filed on July 25, 2000.

               4. Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 8, 2002 as SEC File Number 000-26651.

           (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of 2002.

--------------------



The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2003.


DATED:   April 11, 2003           TRINITY3 CORPORATION
         ------------------

                                  /s/ Shannon T. Squyres
                                  ---------------------------------------------
                                  By: Shannon T. Squyres
                                  Its: Chief Executive Officer and Secretary
                                  (Principal Executive Officer)

DATED:   April 11, 2003           /s/ Steven D. Hargreaves
         ------------------       ---------------------------------------------
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

           In connection with the Annual Report of Trinity3 Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Shannon T. Squyres, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

                    c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

                    d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

          (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

          (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ Shannon T. Squyres
-------------------------------------
Shannon T. Squyres, Chief Executive Officer
April 11, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


           In connection with the Annual Report of Trinity3 Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Hargreaves, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

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

                    c. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

                    d. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

          (5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

          (6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ Steven D. Hargreaves
--------------------------------------
Steven D. Hargreaves, Chief Financial Officer
April 11, 2003

                                   Exhibit 3.5
                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                                       OF

                              ENEXI HOLDINGS, INC.


ENEXI HOLDINGS, INC., (the "Corporation") a corporation organized and existing under and by virtue of the general corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

     FIRST: The Board of Directors of the Corporation by Unanimous Written Consent In Lieu of Meeting, dated August 16, 2002, approved the following amendment to the Certificate of Incorporation:

     Section 1 of the Certificate of Incorporation of the Corporation is amended to read in its entirety as follows:

1.     The name of the Corporation is TRINITY3 CORPORATION.

     Section 4 of the Certificate of Incorporation of the Corporation is amended to add the following words to the end of its existing text:

(d) The Corporation has been authorized to implement a one for five reverse stock split of all of the Corporation's issued and outstanding Shares of Common Stock, which shall become effective on a date to be determined by the Corporation's Board of Directors.

     SECOND. That the said amendment has been consented to and authorized by the holders of a majority of the issued and outstanding stock entitled to vote in accordance with the General Corporation Law of the State of Delaware.

     THIRD. That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Sections 242 and 211 of the general Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Corporation has caused this certificate to be signed by Shannon T. Squyres, this 5th day of November, 2002,


   /S/ SHANNON T. SQUYRES
Shannon T. Squyres,
Secretary and Chief Executive Officer

                                   Exhibit 3.6

           CERTIFICATE OF DESIGNATION, NUMBER, POWERS, PREFERENCES AND
           OTHER RIGHTS AND QUALIFICATIONS, LIMITATIONS, RESTRICTIONS
             AND OTHER CHARACTERISTICS OF SERIES "C" PREFERRED STOCK
                                       OF
                              TRINITY3 CORPORATION

It is hereby certified that:

1. The name of the corporation is Trinity3 Corporation [hereinafter called the "corporation"].

2. The certificate of incorporation, as amended, of the corporation authorizes the issuance of fifteen-million (15,000,000) shares of Preferred Stock, $.0001 par value, and expressly vests in the Board of Directors of the corporation the authority provided therein to issue any or all of said shares in one or more series and by resolution or resolutions, the designation, number, full or limited voting powers, or the denial of voting powers, preferences and relative, participating, optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics of each series to be issued.

3. The Board of Directors of the corporation, pursuant to the authority expressly vested in it as aforesaid, has adopted the following resolutions creating a Series "C" issue of Preferred Stock:

RESOLVED, that the Board of Directors hereby fixes and determines the designation of the number of shares and the rights, preferences, privileges and restrictions relating to the Series "C " Preferred Stock:

 (a) DESIGNATION. The series of Preferred Stock created hereby shall be designated the Convertible Preferred Series "C" Stock [the "Series C Preferred Stock"].

(b) AUTHORIZED SHARES. The number of shares of Series C Preferred Stock shall be ten-thousand (10,000) shares.

(c) LIQUIDATION RIGHTS. In the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series C Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the corporation to the holders of junior capital stock, including Common Stock, an amount equal to $.0001 per share, plus accrued and unpaid dividends [the "Liquidation Preference"]. If upon such liquidation, dissolution or winding up of the corporation, the assets of the corporation available for distribution to the holders of the Series C Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the corporation shall be distributed ratably among the holders of the Series C Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the corporation nor the sale, lease or transfer by the corporation of all or a part of its assets shall be deemed a liquidation, dissolution or winding up of the corporation for purposes of this Section (c).

(d) DIVIDENDS. The Series C Preferred Stock shall be not be entitled to receive any dividends.

(e) CONVERSION RIGHTS. Each share of Series C Preferred Stock shall be convertible, at the option of the holder, into forty-one-thousand-six-hundred-sixty-six & 67/100 (41,666.67) fully paid and nonassessable shares of the corporation's Common Stock, PROVIDED, HOWEVER, in the event such Series C Preferred Stock is pledged as collateral for any debt of the corporation, the Series C Preferred Stock shall only be convertible in shares of the corporation's Common Stock if the corporation is in default of such debt obligation as defined in the Agreement. The foregoing conversion calculation shall be hereinafter referred to as the "Conversion Ratio".

         (i) CONVERSION PROCEDURE. The holder shall effect conversions by surrendering the certificate(s) representing the Series C Preferred Stock to be converted to the corporation, together a form of conversion notice satisfactory to the corporation, which shall be irrevocable. If the holder is converting less than all of the shares of Series C Preferred Stock represented by the certificate tendered, the corporation shall promptly deliver to the holder a new certificate representing the Series C Preferred Stock not converted. Not later than five [5] trading days after the conversion date, the corporation will deliver to the holder, (i) a certificate or certificates, which shall be subject to restrictive legends and trading restrictions required by law, representing the number of shares of Common Stock being acquired upon the conversion; PROVIDED, HOWEVER, that the corporation shall not be obligated to issue such certificates until the Series C Preferred Stock is delivered to the corporation. If the corporation does not deliver such certificate(s) by the date required under this paragraph (e)(i), the holder shall be entitled by written notice to the corporation at any time on or before receipt of such certificate(s), to rescind such conversion.

         (ii) CONVERSION PENALTY. In the event the corporation breaches its obligation to timely deliver the Common Stock on conversion, then without limiting holder's other rights and remedies, the corporation shall pay to the holder an amount accruing at the rate of $5.00 per day for each such breach for each 41,666.67 shares of Common Stock subject to the conversion, with pro rata payments for amounts less than 41,666.67 shares.

         (iii) ADJUSTMENTS ON STOCK SPLITS, DIVIDENDS AND DISTRIBUTIONS. If the corporation, at any time while any Series C Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock [whether payable in shares of its Common Stock or of capital stock of any class], (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or
(d) issue reclassification of shares of Common Stock any shares of capital stock of the corporation, the Conversion Ratio shall be adjusted by multiplying the number of shares of Common Stock issuable by a fraction of which the numerator shall be the number of shares of Common Stock of the corporation outstanding after such event and of which the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph (e)(iii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. Whenever the Conversion Ratio is adjusted pursuant to this paragraph, the corporation shall promptly mail to the Holder a notice setting forth the Conversion Ratio after such adjustment and setting forth a brief statement of the facts requiring such adjustment.

         (iv) ADJUSTMENTS ON RECLASSIFICATIONS, CONSOLIDATIONS AND MERGERS. In case of reclassification of the Common Stock, any consolidation or merger of the corporation with or into another person, the sale or transfer of all or substantially all of the assets of the corporation or any compulsory share exchange pursuant to which the Common Stock is converted into other securities, cash or property, then each holder of Series C Preferred Stock then outstanding shall have the right thereafter to convert such Series C Preferred Stock only into the shares of stock and other securities and property receivable upon or deemed to be held by holders of Common Stock following such reclassification, consolidation, merger, sale, transfer or share exchange, and the Holder shall be entitled upon such event to receive such amount of securities or property as the shares of the Common Stock into which such Series C Preferred Stock could have been converted immediately prior to such reclassification, consolidation, merger, sale, transfer or share exchange would have been entitled. The terms of any such consolidation, merger, sale, transfer or share exchange shall include such terms so as to continue to give to the Holder the right to receive the securities or property set forth in this paragraph (e)(iv) upon any conversion following such consolidation, merger, sale, transfer or share exchange. This provision shall similarly apply to successive reclassifications, consolidations, mergers, sales, transfers or share exchanges.

         (v) FRACTIONAL SHARES; ISSUANCE EXPENSES. Upon a conversion of Series C Preferred Stock, the corporation shall not be required to issue stock certificates representing fractions of shares of Common Stock, but shall issue that number of shares of Common Stock rounded to the nearest whole number. The issuance of certificates for shares of Common Stock on conversion of Series C Preferred Stock shall be made without charge to the Holder for any documentary stamp or similar taxes that may be payable in respect of the issue or delivery of such certificate, provided that the corporation shall not be required to pay any tax that may be payable in respect of any transfer involved in the issuance and delivery of any such certificate upon conversion in a name other than that of the Holder, and the corporation shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the corporation the amount of such tax or shall have established to the satisfaction of the corporation that such tax has been paid.

(f) VOTING RIGHTS. Except as otherwise expressly provided herein or as required by law, the holders of shares of Series C Preferred Stock shall not be entitled to vote on any matters considered and voted upon by the corporation's Common Stock. In the event the holders of the Series C Preferred Stock are entitled to vote on a matter as required by law, the holders shall be entitled to 41,666.67 votes per share of Series C Preferred Stock.

(g) RESERVATION OF SHARES OF COMMON STOCK. The corporation covenants that it will at all times reserve and keep available out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of Series C Preferred Stock as herein provided, free from preemptive rights or any other actual contingent purchase rights of persons other than the holders of Series C Preferred Stock, such number of shares of Common Stock as shall be issuable upon the conversion of the outstanding Series C Preferred Stock. If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all outstanding Series C Preferred Stock, the corporation will take such corporate action necessary to increase its authorized shares of Common Stock to such number as shall be sufficient for such purpose. The corporation covenants that all shares of Common Stock that shall be so issuable shall, upon issue, be duly and validly authorized, issued and fully paid and nonassessable.

(h) NO REISSUANCE OF SERIES C PREFERRED STOCK. No shares of the Series C Preferred Stock acquired by the corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be cancelled, retired and eliminated from the shares of capital stock which the corporation shall be authorized to issue.

(i) MANDATORY REDEMPTION. There shall be no mandatory redemption.

and be it further

RESOLVED, that the statements contained in the foregoing resolutions creating and designating the Series C Preferred Stock and fixing the number, voting powers, preferences and relative, participating, optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics thereof, upon the effective date of such series, be deemed to be included in and be a part of the certificate of incorporation of the corporation pursuant to the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, the undersigned have executed this Certificate on February 6, 2003.

/s/ Shannon T. Squyres                     /s/ Steven D. Hargreaves
------------------------------             -------------------------------
Shannon T. Squyres, Secretary              Steven D. Hargreaves, President
February 6, 2003                           February 6, 2003

                                   Exhibit 3.7

           CERTIFICATE OF DESIGNATION, NUMBER, POWERS, PREFERENCES AND
           OTHER RIGHTS AND QUALIFICATIONS, LIMITATIONS, RESTRICTIONS
             AND OTHER CHARACTERISTICS OF SERIES "D" PREFERRED STOCK
                                       OF
                              TRINITY3 CORPORATION

It is hereby certified that:

1. The name of the corporation is Trinity3 Corporation [hereinafter called the "corporation"].

2. The certificate of incorporation, as amended, of the corporation authorizes the issuance of fifteen-million (15,000,000) shares of Preferred Stock, $.0001 par value, and expressly vests in the Board of Directors of the corporation the authority provided therein to issue any or all of said shares in one or more series and by resolution or resolutions, the designation, number, full or limited voting powers, or the denial of voting powers, preferences and relative, participating, optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics of each series to be issued.

3. The Board of Directors of the corporation, pursuant to the authority expressly vested in it as aforesaid, has adopted the following resolutions creating a Series "D" issue of Preferred Stock:

RESOLVED, that the Board of Directors hereby fixes and determines the designation of the number of shares and the rights, preferences, privileges and restrictions relating to the Series "D" Preferred Stock:

 (a) DESIGNATION. The series of Preferred Stock created hereby shall be designated the Convertible Preferred Series "D" Stock [the "Series D Preferred Stock"].

(b) AUTHORIZED SHARES. The number of shares of Series D Preferred Stock shall be fourteen-thousand (14,000) shares.

(c) LIQUIDATION RIGHTS. In the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, after setting apart or paying in full the preferential amounts due to holders of senior capital stock, if any, the holders of Series D Preferred Stock and parity capital stock, if any, shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the corporation to the holders of junior capital stock, including Common Stock, an amount equal to $.0001 per share, plus accrued and unpaid dividends [the "Liquidation Preference"]. If upon such liquidation, dissolution or winding up of the corporation, the assets of the corporation available for distribution to the holders of the Series D Preferred Stock and parity capital stock, if any, shall be insufficient to permit in full the payment of the Liquidation Preference, then all such assets of the corporation shall be distributed ratably among the holders of the Series D Preferred Stock and parity capital stock, if any. Neither the consolidation or merger of the corporation nor the sale, lease or transfer by the corporation of all or a part of its assets shall be deemed a liquidation, dissolution or winding up of the corporation for purposes of this Section (c).

(d) DIVIDENDS. The Series D Preferred Stock shall be not be entitled to receive any dividends.

(e) CONVERSION RIGHTS. Each share of Series D Preferred Stock shall be convertible, at the option of the holder, into forty-one-thousand-six-hundred-sixty-six & 67/100 (41,666.67) fully paid and nonassessable shares of the corporation's Common Stock, PROVIDED, HOWEVER, in the event such Series D Preferred Stock is pledged as collateral for any debt of the corporation, the Series D Preferred Stock shall only be convertible in shares of the corporation's Common Stock if the corporation is in default of such debt obligation as defined in the Agreement. The foregoing conversion calculation shall be hereinafter referred to as the "Conversion Ratio".

         (i) CONVERSION PROCEDURE. The holder shall effect conversions by surrendering the certificate(s) representing the Series D Preferred Stock to be converted to the corporation, together a form of conversion notice satisfactory to the corporation, which shall be irrevocable. If the holder is converting less than all of the shares of Series D Preferred Stock represented by the certificate tendered, the corporation shall promptly deliver to the holder a new certificate representing the Series D Preferred Stock not converted. Not later than five [5] trading days after the conversion date, the corporation will deliver to the holder, (i) a certificate or certificates, which shall be subject to restrictive legends and trading restrictions required by law, representing the number of shares of Common Stock being acquired upon the conversion; PROVIDED, HOWEVER, that the corporation shall not be obligated to issue such certificates until the Series D Preferred Stock is delivered to the corporation. If the corporation does not deliver such certificate(s) by the date required under this paragraph (e)(i), the holder shall be entitled by written notice to the corporation at any time on or before receipt of such certificate(s), to rescind such conversion.

         (ii) CONVERSION PENALTY. In the event the corporation breaches its obligation to timely deliver the Common Stock on conversion, then without limiting holder's other rights and remedies, the corporation shall pay to the holder an amount accruing at the rate of $5.00 per day for each such breach for each 41,666.67 shares of Common Stock subject to the conversion, with pro rata payments for amounts less than 41,666.67 shares.

         (iii) ADJUSTMENTS ON STOCK SPLITS, DIVIDENDS AND DISTRIBUTIONS. If the corporation, at any time while any Series D Preferred Stock is outstanding, (a) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock payable in shares of its capital stock [whether payable in shares of its Common Stock or of capital stock of any class], (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or
(d) issue reclassification of shares of Common Stock any shares of capital stock of the corporation, the Conversion Ratio shall be adjusted by multiplying the number of shares of Common Stock issuable by a fraction of which the numerator shall be the number of shares of Common Stock of the corporation outstanding after such event and of which the denominator shall be the number of shares of Common Stock outstanding before such event. Any adjustment made pursuant to this paragraph (e)(iii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. Whenever the Conversion Ratio is adjusted pursuant to this paragraph, the corporation shall promptly mail to the Holder a notice setting forth the Conversion Ratio after such adjustment and setting forth a brief statement of the facts requiring such adjustment.

         (iv) ADJUSTMENTS ON RECLASSIFICATIONS, CONSOLIDATIONS AND MERGERS. In case of reclassification of the Common Stock, any consolidation or merger of the corporation with or into another person, the sale or transfer of all or substantially all of the assets of the corporation or any compulsory share exchange pursuant to which the Common Stock is converted into other securities, cash or property, then each holder of Series D Preferred Stock then outstanding shall have the right thereafter to convert such Series D Preferred Stock only into the shares of stock and other securities and property receivable upon or deemed to be held by holders of Common Stock following such reclassification, consolidation, merger, sale, transfer or share exchange, and the Holder shall be entitled upon such event to receive such amount of securities or property as the shares of the Common Stock into which such Series D Preferred Stock could have been converted immediately prior to such reclassification, consolidation, merger, sale, transfer or share exchange would have been entitled. The terms of any such consolidation, merger, sale, transfer or share exchange shall include such terms so as to continue to give to the Holder the right to receive the securities or property set forth in this paragraph (e)(iv) upon any conversion following such consolidation, merger, sale, transfer or share exchange. This provision shall similarly apply to successive reclassifications, consolidations, mergers, sales, transfers or share exchanges.

         (v) FRACTIONAL SHARES; ISSUANCE EXPENSES. Upon a conversion of Series D Preferred Stock, the corporation shall not be required to issue stock certificates representing fractions of shares of Common Stock, but shall issue that number of shares of Common Stock rounded to the nearest whole number. The issuance of certificates for shares of Common Stock on conversion of Series D Preferred Stock shall be made without charge to the Holder for any documentary stamp or similar taxes that may be payable in respect of the issue or delivery of such certificate, provided that the corporation shall not be required to pay any tax that may be payable in respect of any transfer involved in the issuance and delivery of any such certificate upon conversion in a name other than that of the Holder, and the corporation shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the corporation the amount of such tax or shall have established to the satisfaction of the corporation that such tax has been paid.

(f) VOTING RIGHTS. Except as otherwise expressly provided herein or as required by law, the holders of shares of Series D Preferred Stock shall not be entitled to vote on any matters considered and voted upon by the corporation's Common Stock. In the event the holders of the Series D Preferred Stock are entitled to vote on a matter as required by law, the holders shall be entitled to 41,666.67 votes per share of Series D Preferred Stock.

(g) RESERVATION OF SHARES OF COMMON STOCK. The corporation covenants that it will at all times reserve and keep available out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of Series D Preferred Stock as herein provided, free from preemptive rights or any other actual contingent purchase rights of persons other than the holders of Series D Preferred Stock, such number of shares of Common Stock as shall be issuable upon the conversion of the outstanding Series D Preferred Stock. If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all outstanding Series D Preferred Stock, the corporation will take such corporate action necessary to increase its authorized shares of Common Stock to such number as shall be sufficient for such purpose. The corporation covenants that all shares of Common Stock that shall be so issuable shall, upon issue, be duly and validly authorized, issued and fully paid and nonassessable.

(h) NO REISSUANCE OF SERIES D PREFERRED STOCK. No shares of the Series D Preferred Stock acquired by the corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be cancelled, retired and eliminated from the shares of capital stock which the corporation shall be authorized to issue.

(i) MANDATORY REDEMPTION. There shall be no mandatory redemption.

and be it further

RESOLVED, that the statements contained in the foregoing resolutions creating and designating the Series D Preferred Stock and fixing the number, voting powers, preferences and relative, participating, optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics thereof, upon the effective date of such series, be deemed to be included in and be a part of the certificate of incorporation of the corporation pursuant to the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, the undersigned have executed this Certificate on February 10, 2003.

/s/ Shannon T. Squyres                      /s/ Steven D. Hargreaves
-------------------------------             --------------------------------
Shannon T. Squyres, Secretary               Steven D. Hargreaves, President
February 10, 2003                           February 10, 2003

                                  EXHIBIT 10.1

                              ENEXI HOLDINGS, INC.

                      2002 STOCK OPTION/STOCK ISSUANCE PLAN
                      -------------------------------------

                                  ARTICLE ONE

                               GENERAL PROVISIONS
                               ------------------


     I.   PURPOSE OF THE PLAN

          This 2002 Stock Option/Stock Issuance Plan is intended to promote the interests of eNexi Holdings, Inc., a Delaware corporation, by providing eligible persons in the Corporation's employ or service with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Corporation as an incentive for them to continue in such employ or service.

          Capitalized terms herein shall have the meanings assigned to such terms in the attached Appendix.

     II.  STRUCTURE OF THE PLAN

          A.   The Plan shall be divided into two (2) separate equity programs:

               (i) the Option Grant Program under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock, and

               (ii) the Stock Issuance Program under which eligible persons may, at the discretion of the Plan Administrator, be issued shares of Common Stock directly, either through the immediate purchase of such shares or as a bonus for services rendered the Corporation (or any Parent or Subsidiary).

          B. The provisions of Articles One and Four shall apply to both equity programs under the Plan and shall accordingly govern the interests of all persons under the Plan.

     III. ADMINISTRATION OF THE PLAN

          A. The Plan shall be administered by the Board. However, any or all administrative functions otherwise exercisable by the Board may be delegated to the Committee. Members of the Committee shall serve for such period of time as the Board may determine and shall be subject to removal by the Board at any time. The Board may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee.

          B. The Plan Administrator shall have full power and authority (subject to the provisions of the Plan) to establish such rules and regulations as it may deem appropriate for proper administration of the Plan and to make such determinations under, and issue such interpretations of, the Plan and any outstanding options or stock issuances thereunder as it may deem necessary or advisable. Decisions of the Plan Administrator shall be final and binding on all parties who have an interest in the Plan or any option grant or stock issuance thereunder.

     IV.  ELIGIBILITY

          A. The persons eligible to participate in the Plan are as follows:

               (i) employees,

               (ii) non-employee members of the Board or the non-employee members of the board of directors of any Parent or Subsidiary, and

               (iii) consultants and other independent advisors who provide services to the Corporation (or any Parent or Subsidiary).

          B. The Plan Administrator shall have full authority to determine, (i) with respect to the grants made under the Option Grant Program, which eligible persons are to receive such grants, the time or times when those grants are to be made, the number of shares to be covered by each such grant, the status of the granted option as either an Incentive Option or a Non-Statutory Option, the time or times when each option is to become exercisable, the vesting schedule (if any) applicable to the option shares and the maximum term for which the option is to remain outstanding, and (ii) with respect to stock issuances made under the Stock Issuance Program, which eligible persons are to receive such issuances, the time or times when those issuances are to be made, the number of shares to be issued to each Participant, the vesting schedule (if any) applicable to the issued shares and the consideration to be paid by the Participant for such shares.

          C. The Plan Administrator shall have the absolute discretion either to grant options in accordance with the Option Grant Program or to effect stock issuances in accordance with the Stock Issuance Program.

     V.   STOCK SUBJECT TO THE PLAN

          A. The stock issuable under the Plan shall be shares of authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed two million (2,000,000) shares.

          B. Shares of Common Stock subject to outstanding options shall be available for subsequent issuance under the Plan to the extent: (i) the options expire or terminate for any reason prior to exercise in full; or (ii) the options are cancelled in accordance with the cancellation-regrant provisions of Article Two. Unvested shares issued under the Plan and subsequently repurchased by the Corporation, at the option exercise or direct issue price paid per share, pursuant to the Corporation's repurchase rights under the Plan shall be added back to the number of shares of Common Stock reserved for issuance under the Plan and shall accordingly be available for reissuance through one or more subsequent option grants or direct stock issuances under the Plan.

          C. Should any change be made to the Common Stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding Common Stock as a class without the Corporation's receipt of consideration, appropriate adjustments shall be made to: (i) the maximum number and/or class of securities issuable under the Plan; and (ii) the number and/or class of securities and the exercise price per share in effect under each outstanding option in order to prevent the dilution or enlargement of benefits thereunder. The adjustments determined by the Plan Administrator shall be final, binding and conclusive. In no event shall any such adjustments be made in connection with the conversion of one or more outstanding shares of the Corporation's preferred stock into shares of Common Stock.

                                  ARTICLE TWO

                              OPTION GRANT PROGRAM


     I.   OPTION TERMS

          Each option shall be evidenced by one or more documents in the form approved by the Plan Administrator; PROVIDED, however, that each such document shall comply with the terms specified below. Each document evidencing an Incentive Option shall, in addition, be subject to the provisions of the Plan applicable to such options.

     A.   EXERCISE PRICE.

          1. The exercise price per share shall be fixed by the Plan Administrator in accordance with the following provisions:

               (i) The exercise price per share shall not be less than one hundred percent (100%) of the Fair Market Value per share of Common Stock on the option grant date.

               (ii) If the person to whom the option is granted is a 10% Stockholder, then the exercise price per share shall not be less than one hundred ten percent (110%) of the Fair Market Value per share of Common Stock on the option grant date.

          2. The exercise price shall become immediately due upon exercise of the option and shall, subject to the provisions of Section I of Article Four and the documents evidencing the option, be payable in cash or check made payable to the Corporation. Should the Common Stock be registered under Section 12 of the

1934 Act at the time the option is exercised, then the exercise price may also be paid as follows:

               (i) in shares of Common Stock held for the requisite period necessary to avoid a charge to the Corporation's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date; or

               (ii) to the extent the option is exercised for vested shares, through a special sale and remittance procedure pursuant to which the Optionee shall concurrently provide irrevocable instructions (A) to a Corporation-designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Corporation, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate exercise price payable for the purchased shares plus all applicable Federal, state and local income and employment taxes required to be withheld by the Corporation by reason of such exercise and (B) to the Corporation to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale.

          Except to the extent such sale and remittance procedure is utilized, payment of the exercise price for the purchased shares must be made on the Exercise Date.

          B. EXERCISE AND TERM OF OPTIONS. Each option shall be exercisable at such time or times, during such period and for such number of shares as shall be determined by the Plan Administrator and set forth in the documents evidencing the option grant. However, no option shall have a term in excess of ten (10) years measured from the option grant date.

          C. EFFECT OF TERMINATION OF SERVICE.

               1. The following provisions shall govern the exercise of any options held by the Optionee at the time of cessation of Service or death:

                    (i) Should the Optionee cease to remain in Service for any reason other than death, Disability or Misconduct, then the Optionee shall have a period of three (3) months following the date of such cessation of Service during which to exercise each outstanding option held by such Optionee.

                    (ii) Should Optionee's Service terminate by reason of Disability, then the Optionee shall have a period of twelve (12) months following the date of such cessation of Service during which to exercise each outstanding option held by such Optionee.

                    (iii) If the Optionee dies while holding an outstanding option, then the personal representative of his or her estate or the person or persons to whom the option is transferred pursuant to the Optionee's will or the laws of inheritance or the Optionee's designated beneficiary or beneficiaries of that option shall have a twelve (12) month period following the date of the Optionee's death to exercise such option.

                    (iv) Under no circumstances, however, shall any such option be exercisable after the specified expiration of the option term.

                    (v) During the applicable post-Service exercise period, the option may not be exercised in the aggregate for more than the number of vested shares for which the option is exercisable on the date of the Optionee's cessation of Service. Upon the expiration of the applicable exercise period or (if earlier) upon the expiration of the option term, the option shall terminate and cease to be outstanding for any vested shares for which the option has not been exercised. However, the option shall, immediately upon the Optionee's cessation of Service, terminate and cease to be outstanding with respect to any and all option shares for which the option is not otherwise at the time exercisable or in which the Optionee is not otherwise at that time vested.

                    (vi) Should Optionee's Service be terminated for Misconduct or should Optionee otherwise engage in Misconduct while holding one or more outstanding options under the Plan, then all those options shall terminate immediately and cease to remain outstanding.

               2. The Plan Administrator shall have the discretion, exercisable either at the time an option is granted or at any time while the option remains outstanding, to:

               (i) extend the period of time for which the option is to remain exercisable following Optionee's cessation of Service or death from the limited period otherwise in effect for that option to such greater period of time as the Plan Administrator shall deem appropriate, but in no event beyond the expiration of the option term; and/or

               (ii) permit the option to be exercised, during the applicable post-Service exercise period, not only with respect to the number of vested shares of Common Stock for which such option is exercisable at the time of the Optionee's cessation of Service but also with respect to one or more additional installments in which the Optionee would have vested under the option had the Optionee continued in Service.

          D. STOCKHOLDER RIGHTS. The holder of an option shall have no stockholder rights with respect to the shares subject to the option until such person shall have exercised the option, paid the exercise price and become the recordholder of the purchased shares.

          E. UNVESTED SHARES. The Plan Administrator shall have the discretion to grant options which are exercisable for unvested shares of Common Stock. Should the Optionee cease Service while holding such unvested shares, the Corporation shall have the right to repurchase, at the exercise price paid per share, any or all of those unvested shares. The terms upon which such repurchase right shall be exercisable (including the period and procedure for exercise and the appropriate vesting schedule for the purchased shares) shall be established by the Plan Administrator and set forth in the document evidencing such repurchase right. The Plan Administrator may not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

          F. LIMITED TRANSFERABILITY OF OPTIONS. An Incentive Stock Option shall be exercisable only by the Optionee during his or her lifetime and shall not be assignable or transferable other than by will or by the laws of inheritance following the Optionee's death. A Non-Statutory Option may be assigned in whole or in part during the Optionee's lifetime to one or more members of the Optionee's family or to a trust established exclusively for one or more such family members or to Optionee's former spouse, to the extent such assignment is in connection with the Optionee's estate plan or pursuant to a domestic relations order. The assigned portion may only be exercised by the person or persons who acquire a proprietary interest in the Non-Statutory Option pursuant to the assignment. The terms applicable to the assigned portion shall be the same as those in effect for the option immediately prior to such assignment and shall be set forth in such documents issued to the assignee as the Plan Administrator may deem appropriate. Notwithstanding the foregoing, the Optionee may also designate one or more persons as the beneficiary or beneficiaries of his or her outstanding options under the Plan, and those options shall, in accordance with such designation, automatically be transferred to such beneficiary or beneficiaries upon the Optionee's death while holding those options. Such beneficiary or beneficiaries shall take the transferred options subject to all the terms and conditions of the applicable agreement evidencing each such transferred option, including (without limitation) the limited time period during which the option may be exercised following the Optionee's death.

     II.  INCENTIVE OPTIONS

          The terms specified below shall be applicable to all Incentive Options. Except as modified by the provisions of this Section II, all the provisions of Articles One, Two and Four shall be applicable to Incentive Options. Options which are specifically designated as Non-Statutory Options shall not be subject to the terms of this Section II.

          A. ELIGIBILITY. Incentive Options may only be granted to Employees.

          B. EXERCISE PRICE. The exercise price per share shall not be less than one hundred percent (100%) of the Fair Market Value per share of Common Stock on the option grant date.

          C. DOLLAR LIMITATION. The aggregate Fair Market Value of the shares of Common Stock (determined as of the respective date or dates of grant) for which one or more options granted to any Employee under the Plan (or any other option plan of the Corporation or any Parent or Subsidiary) may for the first time become exercisable as Incentive Options during any one (1) calendar year shall not exceed the sum of One Hundred Thousand Dollars ($100,000). To the extent the Employee holds two (2) or more such options which become exercisable for the first time in the same calendar year, the foregoing limitation on the exercisability of such options as Incentive Options shall be applied on the basis of the order in which such options are granted.

     III. CORPORATE TRANSACTION

          A. The shares subject to each option outstanding under the Plan at the time of a Corporate Transaction shall automatically vest in full so that each such option shall, immediately prior to the effective date of the Corporate Transaction, become exercisable for all of the shares of Common Stock at the time subject to that option and may be exercised for any or all of those shares as fully-vested shares of Common Stock. However, the shares subject to an outstanding option shall NOT vest on such an accelerated basis if and to the extent: (i) such option is assumed by the successor corporation (or parent thereof) in the Corporate Transaction and any repurchase rights of the Corporation with respect to the unvested option shares are concurrently assigned to such successor corporation (or parent thereof); or (ii) such option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the unvested option shares at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to those unvested option shares; or (iii) the acceleration of such option is subject to other limitations imposed by the Plan Administrator at the time of the option grant.

          B. All outstanding repurchase rights under the Option Grant Program shall also terminate automatically, and the shares of Common Stock subject to those terminated rights shall immediately vest in full, in the event of any Corporate Transaction, except to the extent: (i) those repurchase rights are assigned to the successor corporation (or parent thereof) in connection with such Corporate Transaction; or (ii) such accelerated vesting is precluded by other limitations imposed by the Plan Administrator at the time the repurchase right is issued.

          C. Immediately following the consummation of the Corporate Transaction, all outstanding options shall terminate and cease to be outstanding, except to the extent assumed by the successor corporation (or parent thereof).

          D. Each option which is assumed in connection with a Corporate Transaction shall be appropriately adjusted, immediately after such Corporate Transaction, to apply to the number and class of securities which would have been issuable to the Optionee in consummation of such Corporate Transaction, had the option been exercised immediately prior to such Corporate Transaction. Appropriate adjustments shall also be made to: (i) the number and class of securities available for issuance under the Plan following the consummation of such Corporate Transaction; and (ii) the exercise price payable per share under each outstanding option, PROVIDED the aggregate exercise price payable for such securities shall remain the same. To the extent the actual holders of the Corporation's outstanding Common Stock receive cash consideration for their Common Stock in consummation of the Corporate Transaction, the successor corporation may, in connection with the assumption of the outstanding options under this Plan, substitute one or more shares of its own common stock with a fair market value equivalent to the cash consideration paid per share of Common Stock in such Corporate Transaction.

          E. The Plan Administrator shall have the discretion, exercisable either at the time the option is granted or at any time while the option remains outstanding, to structure one or more options so that those options shall automatically accelerate and vest in full (and any repurchase rights of the Corporation with respect to the unvested shares subject to those options shall immediately terminate) upon the occurrence of a Corporate Transaction, whether or not those options are to be assumed in the Corporate Transaction.

          F. The Plan Administrator shall also have full power and authority, exercisable either at the time the option is granted or at any time while the option remains outstanding, to structure such option so that the shares subject to that option will automatically vest on an accelerated basis should the Optionee's Service terminate by reason of an Involuntary Termination within a designated period (not to exceed eighteen (18) months) following the effective date of any Corporate Transaction in which the option is assumed and the repurchase rights applicable to those shares do not otherwise terminate. Any option so accelerated shall remain exercisable for the fully-vested option shares until the expiration or sooner termination of the option term. In addition, the Plan Administrator may provide that one or more of the Corporation's outstanding repurchase rights with respect to shares held by the Optionee at the time of such Involuntary Termination shall immediately terminate on an accelerated basis, and the shares subject to those terminated rights shall accordingly vest at that time.

          G. The portion of any Incentive Option accelerated in connection with a Corporate Transaction shall remain exercisable as an Incentive Option only to the extent the applicable One Hundred Thousand Dollar limitation is not exceeded. To the extent such dollar limitation is exceeded, the accelerated portion of such option shall be exercisable as a Non-Statutory Option under the Federal tax laws.

          H. The grant of options under the Plan shall in no way affect the right of the Corporation to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

     IV.  CANCELLATION AND REGRANT OF OPTIONS

          The Plan Administrator shall have the authority to effect, at any time and from time to time, with the consent of the affected option holders, the cancellation of any or all outstanding options under the Plan and to grant in substitution therefor new options covering the same or different number of shares of Common Stock but with an exercise price per share based on the Fair Market Value per share of Common Stock on the new option grant date.

                                 ARTICLE THREE

                             STOCK ISSUANCE PROGRAM

     I.   STOCK ISSUANCE TERMS

          Shares of Common Stock may be issued under the Stock Issuance Program through direct and immediate issuances without any intervening option grants. Each such stock issuance shall be evidenced by a Stock Issuance Agreement which complies with the terms specified below.

     A.   PURCHASE PRICE.

          1. The purchase price per share shall be fixed by the Plan Administrator but shall not be less than one hundred percent (100%) of the Fair Market Value per share of Common Stock on the issue date. However, the purchase price per share of Common Stock issued to a 10% Stockholder shall not be less than one hundred and ten percent (110%) of such Fair Market Value.

          2. Subject to the provisions of Section I of Article Four, shares of Common Stock may be issued under the Stock Issuance Program for any of the following items of consideration which the Plan Administrator may deem appropriate in each individual instance:

               (i) cash or check made payable to the Corporation; or

               (ii) past services rendered to the Corporation (or any Parent or Subsidiary).

     B.   VESTING PROVISIONS.

          1. Shares of Common Stock issued under the Stock Issuance Program may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more installments over the Participant's period of Service or upon attainment of specified performance objectives. However, the Plan Administrator may not impose a vesting schedule upon any stock issuance effected under the Stock Issuance Program which is more restrictive than twenty percent (20%) per year vesting, with initial vesting to occur not later than one (1) year after the issuance date. Such limitation shall not apply to any Common Stock issuances made to the officers of the Corporation, non-employee Board members or independent consultants.

          2. Any new, substituted or additional securities or other property (including money paid other than as a regular cash dividend) which the Participant may have the right to receive with respect to the Participant's unvested shares of Common Stock by reason of any stock dividend, stock split, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding Common Stock as a class without the Corporation's receipt of consideration shall be issued subject to (i) the same vesting requirements applicable to the Participant's unvested shares of Common Stock and
(ii) such escrow arrangements as the Plan Administrator shall deem appropriate.

          3. The Participant shall have full stockholder rights with respect to any shares of Common Stock issued to the Participant under the Stock Issuance Program, whether or not the Participant's interest in those shares is vested. Accordingly, the Participant shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

          4. Should the Participant cease to remain in Service while holding one or more unvested shares of Common Stock issued under the Stock Issuance Program or should the performance objectives not be attained with respect to one or more such unvested shares of Common Stock, then those shares shall be immediately surrendered to the Corporation for cancellation, and the Participant shall have no further stockholder rights with respect to those shares. To the extent the surrendered shares were previously issued to the Participant for consideration paid in cash or cash equivalent (including the Participant's purchase-money indebtedness), the Corporation shall repay to the Participant the cash consideration paid for the surrendered shares and shall cancel the unpaid principal balance of any outstanding purchase-money note of the Participant attributable to such surrendered shares.

          5. The Plan Administrator may in its discretion waive the surrender and cancellation of one or more unvested shares of Common Stock (or other assets attributable thereto) which would otherwise occur upon the non-completion of the vesting schedule applicable to those shares. Such waiver shall result in the immediate vesting of the Participant's interest in the shares of Common Stock as to which the waiver applies. Such waiver may be effected at any time, whether before or after the Participant's cessation of Service or the attainment or non-attainment of the applicable performance objectives.

     II.  CORPORATE TRANSACTION

          A. Upon the occurrence of a Corporate Transaction, all outstanding repurchase rights under the Stock Issuance Program shall terminate automatically, and the shares of Common Stock subject to those terminated rights shall immediately vest in full, except to the extent: (i) those repurchase rights are assigned to the successor corporation (or parent thereof) in connection with such Corporate Transaction; or (ii) such accelerated vesting is precluded by other limitations imposed by the Plan Administrator at the time the repurchase right is issued.

          B. The Plan Administrator shall have the discretionary authority, exercisable either at the time the unvested shares are issued or any time while the Corporation's repurchase rights with respect to those shares remain outstanding, to provide that those rights shall automatically terminate on an accelerated basis, and the shares of Common Stock subject to those terminated rights shall immediately vest, in the event the Participant's Service should subsequently terminate by reason of an Involuntary Termination within a designated period (not to exceed eighteen (18) months) following the effective date of any Corporate Transaction in which those repurchase rights are assigned to the successor corporation (or parent thereof).

     III. SHARE ESCROW/LEGENDS

          Unvested shares may, in the Plan Administrator's discretion, be held in escrow by the Corporation until the Participant's interest in such shares vests or may be issued directly to the Participant with restrictive legends on the certificates evidencing those unvested shares.

                                  ARTICLE FOUR

                                  MISCELLANEOUS


     I.   FINANCING

          The Plan Administrator may permit any Optionee or Participant to pay the option exercise price under the Option Grant Program or the purchase price for shares issued under the Stock Issuance Program by delivering a full-recourse, interest bearing promissory note payable in one or more installments and secured by the purchased shares. However, any promissory note delivered by a consultant must be secured by collateral in addition to the purchased shares of Common Stock. In no event may the maximum credit available to the Optionee or Participant exceed the sum of: (i) the aggregate option exercise price or purchase price payable for the purchased shares; plus (ii) any Federal, state and local income and employment tax liability incurred by the Optionee or the Participant in connection with the option exercise or share purchase.

     II.  EFFECTIVE DATE AND TERM OF PLAN

          A. The Plan shall become effective when adopted by the Board, but no option granted under the Plan may be exercised, and no shares shall be issued under the Plan, until the Plan is approved by the Corporation's stockholders. If such stockholder approval is not obtained within twelve (12) months after the date of the Board's adoption of the Plan, then all options previously granted under the Plan shall terminate and cease to be outstanding, and no further options shall be granted and no shares shall be issued under the Plan. Subject to such limitation, the Plan Administrator may grant options and issue shares under the Plan at any time after the effective date of the Plan and before the date fixed herein for termination of the Plan.

          B. The Plan shall terminate upon the EARLIEST of: (i) the expiration of the ten (10) year period measured from the date the Plan is adopted by the Board; (ii) the date on which all shares available for issuance under the Plan shall have been issued as vested shares; or (iii) the termination of all outstanding options in connection with a Corporate Transaction. All options and unvested stock issuances outstanding at the time of a clause (i) termination event shall continue to have full force and effect in accordance with the provisions of the documents evidencing those options or issuances.

     III. AMENDMENT OF THE PLAN

          A. The Board shall have complete and exclusive power and authority to amend or modify the Plan in any or all respects. However, no such amendment or modification shall adversely affect the rights and obligations with respect to options or unvested stock issuances at the time outstanding under the Plan unless the Optionee or the Participant consents to such amendment or modification. In addition, certain amendments may require stockholder approval pursuant to applicable laws and regulations.

          B. Options may be granted under the Option Grant Program and shares may be issued under the Stock Issuance Program which are in each instance in excess of the number of shares of Common Stock then available for issuance under the Plan, provided any excess shares actually issued under those programs shall be held in escrow until there is obtained stockholder approval of an amendment sufficiently increasing the number of shares of Common Stock available for issuance under the Plan. If such stockholder approval is not obtained within twelve (12) months after the date the first such excess grants or issuances are made, then: (i) any unexercised options granted on the basis of such excess shares shall terminate and cease to be outstanding; and (ii) the Corporation shall promptly refund to the Optionees and the Participants the exercise or purchase price paid for any excess shares issued under the Plan and held in escrow, together with interest (at the applicable Short Term Federal Rate) for the period the shares were held in escrow, and such shares shall thereupon be automatically cancelled and cease to be outstanding.

     IV.  USE OF PROCEEDS

          Any cash proceeds received by the Corporation from the sale of shares of Common Stock under the Plan shall be used for general corporate purposes.

     V.   WITHHOLDING

          The Corporation's obligation to deliver shares of Common Stock upon the exercise of any options granted under the Plan or upon the issuance or vesting of any shares issued under the Plan shall be subject to the satisfaction of all applicable Federal, state and local income and employment tax withholding requirements.

     VI.  REGULATORY APPROVALS

          The implementation of the Plan, the granting of any options under the Plan and the issuance of any shares of Common Stock: (i) upon the exercise of any option; or (ii) under the Stock Issuance Program shall be subject to the Corporation's procurement of all approvals and permits required by regulatory authorities having jurisdiction over the Plan, the options granted under it and the shares of Common Stock issued pursuant to it.

     VII. NO EMPLOYMENT OR SERVICE RIGHTS

          Nothing in the Plan shall confer upon the Optionee or the Participant any right to continue in Service for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Corporation (or any Parent or Subsidiary employing or retaining such person) or of the Optionee or the Participant, which rights are hereby expressly reserved by each, to terminate such person's Service at any time for any reason, with or without cause.

     VII. FINANCIAL REPORTS

          The Corporation shall deliver a balance sheet and an income statement at least annually to each individual holding an outstanding option under the Plan, unless such individual is a key Employee whose duties in connection with the Corporation (or any Parent or Subsidiary) assure such individual access to equivalent information.

                                    APPENDIX


          The following definitions shall be in effect under the Plan:

          A. BOARD shall mean the Corporation's Board of Directors.

          B. CODE shall mean the Internal Revenue Code of 1986, as amended.

          C. COMMITTEE shall mean a committee of two (2) or more Board members appointed by the Board to exercise one or more administrative functions under the Plan.

          D. COMMON STOCK shall mean the Corporation's common stock.

          E. CORPORATE TRANSACTION shall mean either of the following stockholder-approved transactions to which the Corporation is a party:

               (i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction; or

               (ii) the sale, transfer or other disposition of all or substantially all of the Corporation's assets in complete liquidation or dissolution of the Corporation.

          F. CORPORATION shall mean eNexi Holdings, Inc., a Delaware corporation, and any successor corporation to all or substantially all of the assets or voting stock of eNexi Holdings, Inc. which shall by appropriate action adopt the Plan.

          G. DISABILITY shall mean the inability of the Optionee or the Participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment and shall be determined by the Plan Administrator on the basis of such medical evidence as the Plan Administrator deems warranted under the circumstances.

          H. EMPLOYEE shall mean an individual who is in the employ of the Corporation (or any Parent or Subsidiary), subject to the control and direction of the employer entity as to both the work to be performed and the manner and method of performance.

          I. EXERCISE DATE shall mean the date on which the Corporation shall have received written notice of the option exercise.

          J. FAIR MARKET VALUE per share of Common Stock on any relevant date shall be determined in accordance with the following provisions:

               (i) If the Common Stock is at the time traded on the Nasdaq National Market, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question, as such price is reported by the National Association of Securities Dealers on the Nasdaq National Market and published in THE WALL STREET JOURNAL. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

               (ii) If the Common Stock is at the time listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange determined by the Plan Administrator to be the primary market for the Common Stock, as such price is officially quoted in the composite tape of transactions on such exchange and published in THE WALL STREET JOURNAL. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

               (iii) If the Common Stock is at the time neither listed on any Stock Exchange nor traded on the Nasdaq National Market, then the Fair Market Value shall be determined by the Plan Administrator after taking into account such factors as the Plan Administrator shall deem appropriate.

          K. INCENTIVE OPTION shall mean an option which satisfies the requirements of Code Section 422.

          L. INVOLUNTARY TERMINATION shall mean the termination of the Service of any individual which occurs by reason of:

               (i) such individual's involuntary dismissal or discharge by the Corporation for reasons other than Misconduct; or

               (ii) such individual's voluntary resignation following (A) a change in his or her position with the Corporation which materially reduces his or her duties and responsibilities or the level of management to which he or she reports, (B) a reduction in his or her level of compensation (including base salary, fringe benefits and target bonus under any corporate-performance based bonus or incentive programs) by more than fifteen percent (15%) or (C) a relocation of such individual's place of employment by more than fifty (50) miles, provided and only if such change, reduction or relocation is effected without the individual's consent.

          M. MISCONDUCT shall mean the commission of any act of fraud, embezzlement or dishonesty by the Optionee or Participant, any unauthorized use or disclosure by such person of confidential information or trade secrets of the Corporation (or any Parent or Subsidiary), or any other intentional misconduct by such person adversely affecting the business or affairs of the Corporation (or any Parent or Subsidiary) in a material manner. The foregoing definition shall not in any way preclude or restrict the right of the Corporation (or any Parent or Subsidiary) to discharge or dismiss any Optionee or Participant or other person in the Service of the Corporation (or any Parent or Subsidiary) for any other acts or omissions, but such other acts or omissions shall not be deemed, for purposes of the Plan, to constitute grounds for termination for Misconduct.

          N. 1934 ACT shall mean the Securities Exchange Act of 1934, as amended.

          O. NON-STATUTORY OPTION shall mean an option not intended to satisfy the requirements of Code Section 422.

          P. OPTION GRANT PROGRAM shall mean the option grant program in effect under the Plan.

          Q. OPTIONEE shall mean any person to whom an option is granted under the Plan.

          R. PARENT shall mean any corporation (other than the Corporation) in an unbroken chain of corporations ending with the Corporation, provided each corporation in the unbroken chain (other than the Corporation) owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

          S. PARTICIPANT shall mean any person who is issued shares of Common Stock under the Stock Issuance Program.

          T. PLAN shall mean the Corporation's 2002 Stock Option/Stock Issuance Plan, as set forth in this document.

          U. PLAN ADMINISTRATOR shall mean either the Board or the Committee acting in its capacity as administrator of the Plan.

          V. SERVICE shall mean the provision of services to the Corporation (or any Parent or Subsidiary) by a person in the capacity of an Employee, a non-employee member of the board of directors or a consultant or independent advisor, except to the extent otherwise specifically provided in the documents evidencing the option grant.

          W. STOCK EXCHANGE shall mean either the American Stock Exchange or the New York Stock Exchange.

          X. STOCK ISSUANCE AGREEMENT shall mean the agreement entered into by the Corporation and the Participant at the time of issuance of shares of Common Stock under the Stock Issuance Program.

          Y. STOCK ISSUANCE PROGRAM shall mean the stock issuance program in effect under the Plan.

          Z. SUBSIDIARY shall mean any corporation (other than the Corporation) in an unbroken chain of corporations beginning with the Corporation, provided each corporation (other than the last corporation) in the unbroken chain owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

          AA. 10% STOCKHOLDER shall mean the owner of stock (as determined under Code Section 424(d)) possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation (or any Parent or Subsidiary).

                                   EXHIBIT 21.1


                              LIST OF SUBSIDIARIES
                                       OF
                              TRINITY3 CORPORATION


1.  Caiban Holdings, Inc. was incorporated in Delaware.

                                  Exhibit 23.1




                    CONSENT OF MENDOZA BERGER & COMPANY, LLP
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference and use in the Annual Report on Form 10 KSB, under the Securities Exchange Act of 1934 of our report on the consolidated financial statements of Trinity 3 Corporation and subsidiaries for the year ended December 31, 2002 and from Inception (September 15, 2000) through December 31, 2002.



/s/ Mendoza Berger & Company
------------------------------------
Mendoza Berger & Company, LLP
Irvine, California

Dated: April 15, 2003

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Trinity3 Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Shannon T. Squyres, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Shannon T. Squyres
-------------------------------------------
Shannon T. Squyres, Chief Executive Officer
April 11, 2003

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Trinity3 Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Hargreaves, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Steven D. Hargreaves
---------------------------------------------
Steven D. Hargreaves, Chief Financial Officer
April 11, 2003

                              TRINITY 3 CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                    DECEMBER 31, 2002 (CONSOLIDATED) AND 2001
                     AND FROM INCEPTION (SEPTEMBER 15, 2000)
                    THROUGH DECEMBER 31, 2002 (CONSOLIDATED)

                                TABLE OF CONTENTS




Independent Auditors' Report                                          F-1

Balance Sheets                                                        F-2

Statements of Income and Expense                                      F-3

Statement of Changes in Stockholders' Equity (Deficit)                F-4

Statements of Cash Flows                                              F-5

Notes to Financial Statements                                      F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Trinity 3 Corporation

We have audited the accompanying consolidated balance sheet of Trinity 3 Corporation (formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income and expense, stockholders' equity, and cash flows for the year then ended and from inception (September 15, 2000) through December 31, 2002. We have also audited the balance sheet of Trinity 3 Corporation (Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.) as of December 31, 2001 and the related statements of income and expense, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity 3 Corporation as of December 31, 2002, and the results of their operations and their cash flows for the year then ended and from inception (September 15, 2000) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2001 financial statements present fairly, in all material respects, the financial position of Trinity 3 Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (September 15, 2000) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP




Irvine, California
March 25, 2003

                             TRINITY 3 CORPORATION
                                AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
-------------------------------------------------------------------------------


                                     ASSETS

                                                                                   DECEMBER 31, 2002
                                                                                    (CONSOLIDATED)       DECEMBER 31, 2001
                                                                               ---------------------    -------------------
Current assets:
    Cash                                                                        $            48          $        7,245
                                                                               ---------------------    -------------------

      Total current assets                                                                   48                   7,245
                                                                               ---------------------    -------------------

     Total assets                                                               $            48          $        7,245
                                                                               =====================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $        87,343          $            -
    Note payable - related party (Note 5)                                                 3,500                       -
    Income tax payable                                                                      800                     800
                                                                               ---------------------    -------------------

     Total current liabilities                                                           91,643                     800
                                                                               ---------------------    -------------------

Commitment (Note 6)                                                                           -                       -

Stockholders' equity: (Notes 4 and 7)
 Preferred Stock:
    Preferred stock, no par value, 1,000,000 shares authorized, no
      shares issued and outstanding at December 31, 2001                                                              -
    Preferred stock, $0.0001 par value, 5,976,000 shares authorized
       and no shares issued and outstanding at December 31, 2002                              -
    Convertible Series A: $0.0001 par value, 6,000,00 shares
      authorized and no shares issued and outstanding at
      December 31, 2002                                                                       -
    Convertible Series B: $0.0001 par value, 3,000,00 shares
      authorized and no shares issued and outstanding at
      December 31, 2002                                                                       -
    Convertible Series C: $0.0001 par value, 10,000 shares authorized and
       no shares issued and outstanding at December 31, 2002                                  -
    Convertible Series D: $0.0001 par value, 14,000 shares authorized and
       no shares issued and outstanding at December 31, 2002.                                 -
 Common Stock:
    $0.001 stated value, 5,000,000 shares authorized; 3,000,000 shares
       issued and outstanding at December 31, 2001                                                                3,000
    $0.0001  par value, 50,000,000 shares authorized; 9,781,773
       shares issued and outstanding at December 31, 2002                                   978
 Additional paid-in capital                                                               8,022                   6,000
 Accumulated deficit during development stage                                          (100,595)                 (2,555)
                                                                               ---------------------    -------------------

     Total stockholders' equity (deficit)                                               (91,595)                  6,445
                                                                               ---------------------    -------------------

     Total liabilities and stockholders' equity                                 $            48          $        7,245
                                                                               =====================    ===================

   The accompanying notes are an integral part of these financial statements

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF INCOME AND EXPENSE
------------------------------------------------------------------------------

                                                                                                    CUMULATIVE AMOUNTS
                                                                                                          FROM
                                                                                                       INCEPTION
                                                              FOR THE                              (SEPTEMBER 15, 2000)
                                                            YEAR ENDED                                   THROUGH
                                                         DECEMBER 31, 2002   FOR THE YEAR ENDED     DECEMBER 31, 2002
                                                          (CONSOLIDATED)     DECEMBER 31, 2001       (CONSOLIDATED)
                                                       ----------------    --------------------   ----------------------
Operating expenses:
    General and administrative                         $      97,240       $           20         $           98,995
                                                       ----------------    --------------------   ----------------------

Total operating expenses                                      97,240                   20                     98,995
                                                       ----------------    --------------------   ----------------------

Loss from operations                                         (97,240)                 (20)                   (98,995)
                                                       ----------------    --------------------   ----------------------

Provision for taxes (Note 9)                                     800                  800                      1,600
                                                       ----------------    --------------------   ----------------------

Net loss                                                $    (98,040)      $         (820)        $         (100,595)
                                                       ================    ====================   ======================

Loss per share                                          $      (0.012)     $       (0.000)
                                                       ================    ====================

Weighted average number of common shares outstanding        7,956,081           1,946,572
                                                       ================    ====================

   The accompanying notes are an integral part of these financial statements

                             TRINITY 3 CORPORATION
                                AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------





                                                PREFERRED STOCK            COMMON STOCK
                                             ---------------------   -----------------------
                                                                                                             DEFICIT
                                                                                                           ACCUMULATED
                                              NUMBER                   NUMBER                  ADDITIONAL    DURING       TOTAL
                                                OF                       OF                     PAID-IN   DEVELOPMENT STOCKHOLDERS'
                                              SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL      STAGE        EQUITY
                                             ----------  ---------  ------------  ---------- ------------- ----------- ------------
Balance at inception - September 15, 2000          -      $     -            -    $      -   $        -     $      -    $      -

Issuance of stock for cash                         -            -    3,000,000       3,000        6,000            -       9,000

Net loss                                           -            -            -           -            -       (1,735)     (1,735)
                                             ---------- ---------  ------------  ---------- ------------- ----------- ------------

Balance at December 31, 2000                       -            -    3,000,000       3,000        6,000       (1,735)      7,265
                                             ---------- ---------  ------------  ---------- ------------- ----------- ------------

Net loss                                           -            -            -           -            -         (820)       (820)
                                             ---------- ---------  ------------  ---------- ------------- ----------- ------------

Balance at December 31, 2001                       -            -    3,000,000       3,000        6,000       (2,555)      6,445
                                             ---------- ---------  ------------  ---------- ------------- ----------- ------------

Shares issued for common stock (Note 4)            -            -   39,176,000       3,918       (3,918)           -           -
Adjusting entries to reflect reverse
    acquisition (Note 4)                           -            -    6,732,864      (2,026)       2,026            -           -
1 for 5 reverse stock split (Note 7)               -            -  (39,127,091)     (3,914)       3,914            -           -
Net loss                                           -            -            -           -            -      (98,040)     (98,040)
                                             ---------- ---------  ------------  ---------- ------------- ----------- ------------

Balance at December 31, 2002 - consolidated        -    $       -    9,781,773   $     978  $     8,022   $ (100,595) $   (91,595)
                                             ========== =========  ============  ========== ============= =========== ============

   The accompanying notes are an integral part of these financial statements

                             TRINITY 3 CORPORATION
                                AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                                   CUMULATIVE AMOUNTS
                                                                                                      FROM INCEPTION
                                                              FOR THE                              (SEPTEMBER 15,2000)
                                                            YEAR ENDED                                   THROUGH
                                                         DECEMBER 31, 2002   FOR THE YEAR ENDED     DECEMBER 31, 2002
                                                          (CONSOLIDATED)     DECEMBER 31, 2001        (CONSOLIDATED)
                                                       -------------------- -------------------    --------------------

Cash flows from operating activities:
    Net loss                                           $        (98,040)    $           (820)      $         (100,595)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Changes in assets and liabilities:
        Accounts payable                                         87,343                    -                   87,343
        Income tax payable                                            -                  800                      800
                                                       -------------------- -------------------    --------------------

          Net cash used in operations                           (10,697)                 (20)                 (12,452)
                                                       -------------------- -------------------    --------------------

Cash flows from financing activities:
    Proceeds from note payable - related
       party                                                      3,500                    -                    5,500
    Payment of note payable - related party                           -               (2,000)                  (2,000)
    Issuance of common stock                                          -                    -                    9,000
                                                       -------------------- -------------------    --------------------

          Net cash provided by (used in)
             financing activities                                 3,500               (2,000)                  12,500
                                                       -------------------- -------------------    --------------------

Net increase (decrease) in cash                                  (7,197)              (2,020)                      48

Cash, beginning of period                                         7,245                9,265                        -
                                                       -------------------- -------------------    --------------------

Cash, end of period                                    $             48                7,245       $               48
                                                       ==================== ===================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid during the period for:
        Income taxes                                   $            800                    -       $              800
                                                       ==================== ===================    ====================

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   OPERATING, INVESTING AND FINANCING
   ACTIVITIES:
    Issuance of stock for net assets acquired
       (adjusted for 1 for 5 reverse stock split,
         Note 7)                                       $            784                       -    $              784
                                                       ==================== ===================    ====================


   The accompanying notes are an integral part of these financial statements

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------


1.       ORGANIZATION AND HISTORY
         ------------------------

         Trinity 3  Corporation,  formerly  known as eNexi  Holdings,  Inc.  and
         Caiban  Holdings,  Inc.  (the  Company),  a Delaware  Corporation,  was
         incorporated on September 15, 2000. The Company is focused on developing export and import opportunities with East Asian countries.

         The Company has been in the development stage since its inception, September 15, 2000. It is primarily engaged in raising capital and seeking investment opportunities to implement its business plan.

         As disclosed in Note 4, the Company  consummated  a merger on April 23,
         2002,   which  was   accounted  for  as  a  reverse   acquisition   and
         re-capitalization of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INCOME TAXES
         ------------

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         NET LOSS PER SHARE
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has common stock equivalents, which have not been included in the net loss per share calculation since their effect would be anti-dilutive.

         All references to number of shares and per-share amounts on the balance
         sheet  have  been   adjusted   to  give   retroactive   effect  to  the
         recapitalization and stock splits (Notes 4 and 7).

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The Company measures its financial assets and liabilities in accordance with accounting principals generally accepted in the United States of America. For certain Company financial instruments, including cash, accounts payable and other accrued liabilities, the carrying amounts approximate fair value, due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered the Company for debt of similar maturities are substantially the same.

3.       GOING CONCERN
         -------------

         The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (September 15, 2000), sustained significant losses and has used capital raised through the issuance of stock to fund its activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------


4.       MERGER
         ------

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

         Since the shareholders of CaiBan Holdings, Inc. acquired control of the Company upon the merger closing, the merger was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, CaiBan Holdings, Inc. was considered, for accounting purposes the acquiror and the related business combination was considered a recapitalization of CaiBan Holdings, Inc., rather than an acquisition by eNexi Holdings, Inc. The historical financial statements prior to April 23, 2002 will be those of CaiBan Holdings, Inc., but the name of the corporation going forward will be Trinity 3 Corporation.

5.       RELATED PARTY TRANSACTIONS
         --------------------------

         NOTE PAYABLE - RELATED PARTY
         ----------------------------

         In October of 2002, the Company issued two notes payable totaling $3,500, which are non-interest bearing and due on demand, to officers and shareholders of the Company.

6.       COMMITMENTS
         -----------

         In January of 2003, the Company entered into a month to month office facility sublease from a related entity. Lease payments are $6,297 per month.

         In January 2003, the Company committed to provide officers with an annual salary and a success based bonus.

7.       CAPITAL STOCK
         -------------

         CONVERTIBLE SERIES A PREFERRED STOCK
         ------------------------------------

         In 2000, the Company authorized the issuance of Convertible Series A Preferred Stock. The features of the Convertible Series A Preferred Stock include a) no liquidation preferences, b) a right to convert the shares to Common Stock at a conversion rate of one-

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

7.       CAPITAL STOCK (Continued)
         -------------------------
         to-one, c) voting rights equal to the number of shares of Common Stock issuable if the shares were converted, d) dividends payable when declared by the Company's Board of Directors.

         CONVERTIBLE SERIES B PREFERRED STOCK
         ------------------------------------

         In 2000, the Company authorized the issuance of Convertible Series B Preferred Stock. The features of the Convertible Series B Preferred Stock include a) no liquidation preferences, b) a right to convert the shares to Common Stock at a conversion rate of one-to-one, c) voting rights equal to the number of shares of Common Stock issuable if the shares were converted, d) dividends payable when declared by the Company's Board of Directors.

         CONVERTIBLE SERIES C PREFERRED STOCK
         ------------------------------------

         In February  2003,  the Company  authorized the issuance of Convertible
         Series C Preferred Stock. The features of the Convertible Series C Preferred Stock include a) a liquidation preference equal to the greater of $0.0001 per share plus any dividends accrued and not paid or the amount which would have been received immediately prior to liquidation b) a right to convert the shares to Common Stock at a conversion rate of one-to-eight-thousand-three-hundred-thirty-three and 33/100 (8,333.33), c) no rights to vote in any matter which may be voted upon by holder's of Common Stock, d) no eligibility to any dividends declared by the Company's Board of Directors, e) antidilutive provisions, f) in the event of acquisition of shares by the Company by reason of redemption, purchase, conversion or otherwise, these shares will be retired and cancelled.

         CONVERTIBLE SERIES D PREFERRED STOCK
         ------------------------------------

         In February  2003,  the Company  authorized the issuance of Convertible
         Series D Preferred Stock. The features of the Convertible Series D Preferred Stock include a) a liquidation preference equal to the greater of $0.0001 per share plus any dividends accrued and not paid or the amount which would have been received immediately prior to liquidation b) a right to convert the shares to Common Stock at a conversion rate of one-to-eight-thousand-three-hundred-thirty-three and 33/100 (8,333.33), c) no rights to vote in any matter which may be voted upon by holder's of Common Stock, d) no eligibility to any dividends declared by the Company's Board of Directors, e) antidilutive provisions, f) in the event of acquisition of shares by the Company by reason of redemption, purchase, conversion or otherwise, these shares will be retired and cancelled.

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

7.       CAPITAL STOCK (Continued)
         -------------------------

         COMMON STOCK
         ------------

         In November of 2000, the Company issued 3,000,000 shares of common stock for $9,000 in cash.

         REVERSE STOCK SPLIT
         -------------------

         The Company's Board of Directors authorized a 1-for-5 reverse stock split of the Company's $0.0001 par value common stock, effective close of business, March 28, 2003. As a result of the reverse split, 39,127,091 shares of common stock were returned to the Company, and additional paid-in capital was increased by $3,914. All references in the accompanying financial statements to the number of common shares and per-share amounts for December 31, 2002 and the year then ended have been restated to reflect the reverse stock split.

8.       EMPLOYEE STOCK OPTION PLAN
         --------------------------

          In 2000, the Company adopted a stock option plan (the "2000 Stock Option Plan") under which 300,000 shares of common stock are available for issuance to officers, management, consultants, and any other key employees of the Company. The options may be exercised at not less than 85% (and 110% for ten-percent or greater shareholders) of the fair market value of the shares on the date of grant. The options expire after 10 years (and 5 years for ten-percent or greater shareholders) from the date of grant, as defined. The options are exercisable immediately when granted or at a rate of not less than 20% per year over five years from the date of grant for participants who are not officers, management, consultants, or any other key employees of the Company and are subject to restrictions on transfer, repurchase and first right of refusal by the Company.

          In 2002, the Company adopted the 2002 Incentive and Nonstatutory Stock Option Plan (the "2002 Stock Option Plan") under which 400,000 shares of common stock are available for issuance to key employees, officers, directors and consultants of the Company. The provisions of the 2002 Stock Option Plan provide that the options may be exercised at not less than 100% (and 110% for ten-percent or greater shareholders) of the fair market value of the shares on the date of grant. The options expire after 10 years from the date of grant, as defined. The options can contain vesting schedules and are subject to restrictions on transfer, repurchase and first right of refusal by the Company. The plan can be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock. No options have been granted under the plan during the year ended December 31, 2002.

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------


8.       EMPLOYEE STOCK OPTION PLAN (Continued)
         --------------------------------------

         The  Company  applies  APB  Opinion 25 and  related  interpretation  in
         accounting  for  stock   options.   The  Company  did  not  record  any
         compensation expense for the years ended December 31, 2001 and 2002.


                                                                                WEIGHTED AVERAGE
                                                              OPTIONS             EXERCISE PRICE
                                                            ----------------  ---------------------

   Options outstanding at December 31, 2000                          5,421    $              12.50
   Granted during the year                                          55,400                    1.25
   Surrendered, forfeited or expired                               (60,821)                   1.25
   Exercised                                                             -                       -
                                                            ----------------  ---------------------

   Options outstanding at December 31, 2001                              -                       -

   Granted during the year                                         300,000                    .825
   Surrendered, forfeited or expired                                     -                       -
   Exercised                                                             -
                                                                                                 -
                                                            ----------------  ---------------------

   Options outstanding at December 31, 2002                        300,000    $               .825
                                                            ================  =====================

         Exercisable options outstanding, and the related weighted average exercise price at December 31, 2001 and 2002 were 0 and 300,000, and $0.00 and $0.825, respectively.

         The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2001 and 2002.


                                                      2001           2002
                                                   -------------  -------------
     Outstanding options:
       Number outstanding                                     -       300,000
       Weighted average exercise price             $          -   $      .825
       Weighted average remaining
           contractual life in years                          -          4.38


     Exercisable options:
       Number outstanding                                     -       300,000
       Weighted average exercise price             $          -   $      .825

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

8.       EMPLOYEE STOCK OPTION PLAN (Continued)
         --------------------------------------

         If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:


                                           2001                    2002
                                  --------------------    ------------------
   Pro forma:
     Net loss                     $                 -     $       146,040
     Loss per share               $                 -     $         (.018)

         The fair value of each option granted during the year ended December 31, 2001 and 2002, was $0.00 and $0.72, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

                                           2001                   2002
                                  --------------------     -----------------

   Risk-free interest rate                   -                    4.50%
   Expected life in years                    -                    4.38
   Expected volatility                       -                   20.80%
   Expected dividend yield                   -                       -



9.       INCOME TAXES

         The components of the deferred tax assets are as follows:


                                                    2002              2001
                                              ----------------   --------------
   Deferred tax assets:
     Net operating loss carryforward          $     1,495,000    $        405

   Valuation allowance                             (1,495,000)           (405)
                                              ----------------   --------------

   Net deferred tax assets                    $             -    $          -
                                              ================   ==============

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

9.       INCOME TAXES (Continued)
         ------------------------

         The Company had available approximately $3,750,000 and $1,755 of unused Federal and state net operating loss carryforwards at December 31, 2002 and 2001, respectively, that may be applied against future taxable income. These net operating loss carryforwards expire for Federal purposes in 2022. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards. $800 is included in the provision for income taxes for the minimum tax due to the State of California for the year ended December 31, 2002 and 2001, and from inception through December 31, 2002.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

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

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:


                                           DECEMBER 31, 2002    DECEMBER 31, 2001
                                           ------------------  ----------------------

     Statutory federal tax (benefit)rate            (34.00)%               (15.00)%

     Statutory state tax  (benefit) rate             (5.83)%                (7.51)%
                                           ------------------  ----------------------

     Effective tax rate                             (39.83)%               (22.51)%

     Valuation allowance                             39.83%                 22.51%
                                           ------------------  ----------------------

     Effective income tax rate                        0.00%                  0.00%
                                           ==================  ======================

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------

10.      SUBSEQUENT EVENTS
         -----------------

         In March, 2003, the Company entered into a Collateral Loan Agreement with a lender. The principal amount of the note is $5,000,000, carries an annualized interest rate of 5.5% and matures in five years from the date issuance. This agreement is being collateralized with the issuance of 10,000 shares of Convertible Series C Preferred Stock. The proceeds will be used in funding working capital needs of the Company. No funds to date have been advanced to the Company in connection with this agreement and note.