Form 10QSB
period 2003-03-31
TRINITY3 CORP
filed 2003-05-16
CIK 1090051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        Commission File Number: 000-26651

                              TRINITY3 CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      65-0884085
            --------                                      ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                           Identification No.)

                  1920 Main Street, Suite 980, Irvine, CA 92614
                    (Address of principal executive offices)

                                 (949) 910-2383
                           (Issuer's telephone number)

                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2003, the number of shares of Common Stock issued and outstanding was 9,781,773.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                              TRINITY3 CORPORATION

                                      INDEX

                                                                     Page Number

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                           F-1

            Balance Sheet (Unaudited) - March 31, 2003                     F-2

            Statements of Income and Expense (Unaudited)                   F-3

            Statement of Stockholders' Equity (Deficit) (Unaudited)        F-4

            Statements of Cash Flows (Unaudited)                           F-5

            Notes to Financial Statements                                  F-7

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                             3

Item 3.     Controls and Procedures                                          4

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                5
Item 2.     Changes in Securities                                            5
Item 3.     Defaults Upon Senior Securities                                  5
Item 4.     Submission of Matters to a Vote of Security Holders              5
Item 5.     Other Information                                                5
Item 6.     Exhibits and Reports on Form 8-K                                 6

SIGNATURES                                                                   7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CONTENTS

Consolidated Balance Sheets                                     F - 2

Consolidated Statements of Income and Expense                   F - 3

Consolidated Statement of Stockholders' Equity (Deficit)        F - 4

Consolidated Statements of Cash Flows                           F - 5

Notes to Consolidated Financial Statements                      F - 7

                     TRINITY3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                                                              MARCH 31, 2003    DECEMBER 31,
                                                                               (UNAUDITED)         2002
                                                                               --------------   ------------
Current assets:
    Cash                                                                          $       8    $      48
    Deposit                                                                          25,000         --
                                                                                  ---------    ---------
     Total current assets                                                         $  25,008    $      48
                                                                                  ---------    ---------
     Total assets                                                                 $  25,008    $      48
                                                                                  =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                              $  90,379       87,343
    Note payable - related party                                                     59,953        3,500
    Income tax payable                                                                  800          800
                                                                                  ---------    ---------
     Total current liabilities                                                      151,132       91,643
                                                                                  ---------    ---------
Stockholders' equity:
    Preferred Stock:
     Preferred Stock, $0.0001 par value, 5,976,000 shares authorized and no
          shares issued and outstanding at March 31, 2003 and December 31, 2002        --           --
     Convertible Series A: $0.0001 par value, 6,000,000 shares authorized and no shares issued and outstanding at March 31, 2003 and
        December 31, 2002                                                              --           --
     Convertible Series B: $0.0001 par value, 3,000,000 shares authorized, and no shares issued and outstanding at March 31, 2003 and
        December 31, 2002                                                              --           --
     Convertible Series C: $0.0001 par value, 10,000 shares authorized, and no shares issued and outstanding at March 31, 2003 and
        December 31, 2002                                                              --           --
     Convertible Series D: $0.0001 par value, 14,000 shares authorized, and no shares issued and outstanding at March 31, 2003 and
        December 31, 2002                                                              --           --
    Common Stock:
     $0.0001 par value, 2,000,000,000 shares authorized, 9,781,773 shares
        issued and outstanding at March 31, 2003 and December 31, 2002                  978          978
    Additional paid-in capital                                                        8,022        8,022
    Accumulated deficit during development stage                                   (135,124)    (100,595)
                                                                                  ---------    ---------
     Total stockholders' equity (deficit)                                          (126,124)     (91,595)
                                                                                  ---------    ---------
     Total liabilities and stockholders' equity                                   $  25,008           48
                                                                                  =========    =========


   See accompanying notes to financial statements                           F-2

                     TRINITY3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                              FROM INCEPTION
                                                                                                           (SEPTEMBER 15, 2000)
                                                              THREE MONTHS ENDED    THREE MONTHS ENDED           THROUGH
                                                                  MARCH 31, 2003      MARCH 31, 2002          MARCH 31, 2003
                                                              ------------------      -------------           -------------
Operating expenses:
    General and administrative                                  $    34,529             $        75             $   133,524
                                                                -----------             -----------             -----------
        Total operating expenses                                     34,529                      75                 133,524
                                                                -----------             -----------             -----------
Loss from operations                                                (34,529)                    (75)               (133,524)
                                                                -----------             -----------             -----------
Loss before provision for income taxes                              (34,529)                    (75)               (133,524)
                                                                -----------             -----------             -----------
Provision for income taxes                                             --                      --                     1,600
                                                                -----------             -----------             -----------
      Net loss                                                  $   (34,529)            $       (75)            $  (135,124)
                                                                ===========             ===========             ===========
      Net loss per share                                        $     (.004)            $      --
                                                                ===========             ===========
Weighted average shares outstanding                               9,781,773               1,946,572
                                                                ===========             ===========


See accompanying notes to financial statements                              F-3

                     TRINITY3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                          PREFERRED STOCK                  COMMON STOCK
                                       ------------------------    ---------------------------
                                                                                                   DEFICIT
                                                                                                 ACCUMULATED      TOTAL
                                                                                                    DURING     STOCKHOLDER'S
                               NUMBER        PAR     NUMBER            PAR        ADDITIONAL      DEVELOPMENT     EQUITY
                               OF SHARES    VALUE   OF SHARES         VALUE      PAID-IN CAPITAL     STAGE       (DEFICIT)
                               ---------    ------  ------------    -----------  ---------------  ------------  ------------
Balance at inception -
   September 15, 2000              -        $ -               -     $      -       $       -      $        -    $        -
Issuance of stock for cash         -          -       3,000,000        3,000           6,000               -         9,000
                               ---------    ------  -----------    ---------      ----------      ----------     ----------
Net loss                           -          -               -            -               -          (1,735)       (1,735)
                               ---------    ------  -----------    ---------      ----------     -----------     ----------
Balance at December 31, 2000       -          -       3,000,000        3,000           6,000          (1,735)        7,265
                               ---------    ------  -----------    ---------      ----------     -----------     ----------
Net loss                           -          -               -            -               -            (820)         (820)
                               ---------    ------  -----------    ---------      ----------     -----------     ----------
Balance, December 31, 2001         -          -       3,000,000        3,000           6,000          (2,555)        6,445
                               ---------    ------  -----------    ---------      ----------     -----------     ----------
Shares issued for common stock     -          -      39,176,000        3,918          (3,918)              -              -
Adjusting entries to reflect
   reverse acquisition             -          -       6,732,864       (2,026)          2,026               -              -
1 for 5 reverse stock split        -          -     (39,127,091)      (3,914)          3,914               -              -
Net loss                           -          -                            -               -         (98,040)      (98,040)
                               ---------    ------  -----------    ---------      ----------     -----------     ----------
Balance, December 31, 2002         -          -       9,781,773          978           8,022        (100,595)      (91,595)
                               ---------    ------  -----------    ---------      ----------     -----------     ----------
Net loss (unaudited)               -          -               -            -               -         (34,529)      (34,529)
                               ---------    ------  -----------    ---------      ----------     -----------     ----------
Balance, March 31, 2003            -        $ -       9,781,773     $    978       $   8,022      $ (135,124)    $ (126,124)
(unaudited)                    =========    ======  ===========    =========      ==========     ===========     ==========


See accompanying notes to financial statements                              F-4

                     TRINITY3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                         CUMULATIVE AMOUNTS
                                                                                   THREE MONTHS ENDED       FROM INCEPTION
                                                           THREE MONTHS ENDED       MARCH 31, 2002      (SEPTEMBER 15, 2000)
                                                             MARCH 31, 2003                             THROUGH MARCH 31, 2003
                                                         ------------------------   -------------       ----------------------

Cash flows provided by operating activities:
  Net loss                                                         $ (34,529)         $     (75)          (135,124)
                                                                   ---------          ---------          ---------
Adjustment to reconcile net loss to cash used by operations:
Changes in assets and liabilities:
  Increase in deposits                                               (25,000)              --              (25,000)
  Increase in accounts payable                                         3,036               --               90,379
  Increase (decrease) in income tax payable                             --                 (800)               800
                                                                   ---------          ---------          ---------
    Total adjustments                                                (21,964)              (800)            66,179
                                                                   ---------          ---------          ---------
    Net cash used by operations                                      (56,493)              (875)           (68,945)
                                                                   ---------          ---------          ---------
Cash flows provided by financing activities:
  Proceeds from note payable - related party                          56,453               --               61,953
  Payment of note payable - related party                               --                 --               (2,000)
  Issuance of common stock                                              --                                   9,000
                                                                   ---------          ---------          ---------
    Net cash provided by financing activities                         56,453               --               68,953
                                                                   ---------          ---------          ---------
    Net increase (decrease) in cash                                      (40)              (875)                 8

Cash, beginning of period                                                 48              7,245               --
                                                                   ---------          ---------          ---------

Cash, end of period                                                $       8          $   6,370          $       8
                                                                   =========          =========          =========





See accompanying notes to financial statements.                             F-5

                     TRINITY3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------
                                   (UNAUDITED)


                                                                                                            CUMULATIVE AMOUNTS
                                                                                                               FROM INCEPTION
                                                          THREE MONTHS ENDED      THREE MONTHS ENDED       (SEPTEMBER 15, 2000)
                                                            MARCH 31, 2003          MARCH 31, 2002        THROUGH MARCH 31, 2003
                                                         ---------------------    --------------------    ----------------------
 Supplemental disclosures of non-cash operating,
   investing, and financing activities
Issuance of stock for net assets acquired                  $              --       $           --                       784
                                                           =================     ================         =================



See accompanying notes to financial statements                               F-6

                     TRINITY3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
-------------------------------------------------------------------------------

1.       INTERIM FINANCIAL INFORMATION

         The financial statements of Trinity 3 Corporation and Subsidiaries (the Company) as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 and from inception (September 15, 2000) through March 31, 2003, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2003 and from inception (September 15, 2000) through March 31, 2003, are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

2.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its Subsidiaries. All material intercompany balances and intercompany transactions have been eliminated.

3.       ESTABLISHMENT OF SUBSIDIARY

         The Company established a wholly-owned subsidiary, Trinity3 Acceptance Corporation, a California corporation, on March 28, 2003, as a financing subsidiary which will facilitate payments between Trinity3 Corporation, it suppliers and its customers, should the need arise in the future. The Subsidiary had no operations during the three months ended March 31, 2003.

4.       STOCK OPTIONS

In May 2003, the Company adopted a stock option plan, 2003 Incentive and Nonstatutory Stock Option Plan, under which 5,000,000 shares of common stock are available for issuance with respect to awards granted to employees, directors, or consultants of the Company. The options may be exercised at not less than 100% of the fair market value of the shares on the date of grant or 110% for a 10% or greater shareholder. The options expire after 10 years from the date of grant. The options are exercisable at least one year from the date granted, unless otherwise determined by the Company's Board of Directors, and no less than 20% of each stock option grant shall become exercisable annually, and are subject to restrictions on transfer and repurchase.

         In May of 2003, the Company granted 5,000,000 incentive stock options to officers and stockholders with an exercise price of $.011 per share. The stock options vest immediately and have an option exercise period of ten years.
                                                                             F-7

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

OVERVIEW

Trinity3 Corporation is a holding company with Caiban Holdings, Inc. ("Caiban") and Trinity3 Acceptance Corporation ("TAC") as its wholly owned operating subsidiaries. Caiban has established an online procurement system for small-to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China, intending to capitalize on the marriage of increased capital production and a rapidly growing online environment in Asia. With operations hubs in Hong Kong and the U.S., as well as by utilizing management's experience in Chinese business practices and etiquette, Caiban intends to unite users of higher-end capital goods in Hong Kong and China with sellers of these goods from around the world. Caiban's value proposition is to deliver these much needed goods at lower cost (both product and transportation) with faster delivery times. Trinity3 Acceptance Corporation, a California corporation, is a wholly-owned subsidiary established March 28, 2003 as a financing subsidiary to facilitate payments between Trinity3 Corporation, it suppliers and its customers, both domestically and internationally, should the need arise in the future.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

---------------------------------------- ---------------------------------- ---------------------------------
                                                Three months Ended                 Three months Ended
                                                  March 31, 2003                     March 31, 2002
                                                   (unaudited)                         (unaudited)
---------------------------------------- ---------------------------------- ---------------------------------
Statement of Operations Data:
---------------------------------------- ---------------------------------- ---------------------------------
Revenue                                  $        -                           $       -
---------------------------------------- ---------------------------------- ---------------------------------
Net Loss                                 $  (34,529)                          $     (75)
---------------------------------------- ---------------------------------- ---------------------------------
Net Loss Per Share                       $    (.004)                          $       -
---------------------------------------- ---------------------------------- ---------------------------------
Balance Sheet Data:
---------------------------------------- ---------------------------------- ---------------------------------
Current Assets                           $   25,008                           $   6,370
---------------------------------------- ---------------------------------- ---------------------------------
Total Assets                             $   25,008                           $   6,370
---------------------------------------- ---------------------------------- ---------------------------------
Total Current Liabilities                $  151,132                           $
---------------------------------------- ---------------------------------- ---------------------------------
Accumulated Deficit                      $ (135,124)                          $(2,630)
---------------------------------------- ---------------------------------- ---------------------------------
Stockholders Equity (Deficit)            $ (126,124)                          $(6,370)
---------------------------------------- ---------------------------------- ---------------------------------

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

REVENUES/COST OF SALES

As our operating subsidiary, Caiban, is a company still in the development stage, we have not had any revenues or the related costs of goods sold for the three months ended March 31, 2003 or for the same period in 2001.

OPERATING EXPENSES

Operating expenses were $34,529 for the three months ended March 31, 2003 compared to $75 for the three months ended March 31, 2002, due to the ramping up of the Company's business plan.

NET LOSS

We experienced a net loss of $34,529 for the three months ended March 31, 2003 as compared to a net loss of $75 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $8 and $6,370 at March 31, 2003 and 2002, respectively. Net cash used by operations was $56,493 for the Three months ended March 31, 2003 compared to net cash used by operations of $675 for the Three months ended March 31, 2002.

We believe that we will have sufficient cash flow to continue operations for the next twelve months. Our working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including potential sales by our wholly-owned subsidiary, Caiban Holdings, Inc. Additionally, we may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

ITEM 3   CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 18, 2003, an amendment to the Company's Certificate of Incorporation was approved by the Company's Board of Directors and a majority of our shareholders to effect an increase of the authorized number of common shares from fifty million shares, par value $0.0001, to two billion shares, par value $0.0001.

On March 28, 2003, close of business, the Company effected a 1 for 5 reverse stock split of the Company's $0.0001 par value common stock. The Company's Board of Directors and a majority of our shareholders approved this action on August 16, 2002. All references in this report reflect the 1 for 5 reverse stock split.

In May 2003, the Company granted 5,000,000 incentive stock options with an exercise price of $.011 per share and an option exercise period of ten years.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 18, 2003, a Majority Written Consent in Lieu of a Special Meeting of Stockholders (the "Written Consent") was executed. The Written Consent authorized the approval of an amendment to the Company's Certificate of Incorporation to effect an increase of the authorized number of common shares from fifty million shares (50,000,000), par value $0.0001, to two billion shares (2,000,000,000), par value $0.0001 (the "Amendment"). The actions taken in the Written Consent took effect on March 12, 2003, 20 days following the mailing of an Information Statement on Schedule 14C to our shareholders regarding these actions. On February 18, 2003, the Company's Board of Directors also approved the Amendment

ITEM 5.     OTHER INFORMATION

On March 25, 2003, the Board of Directors adopted a Code of Ethics for the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

             No.        Title

            10.1        Code of Ethics, adopted March 25, 2003

            99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            99.1 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2. Reports on Form 8-K filed: None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: May 14, 2003        Trinity3 Corporation

                                      /s/ Shannon T. Squyres
                                      ------------------------------------------
                                      By: Shannon T. Squyres
                                      Its: Chief Executive Officer and Secretary
                                      (Principal Executive Officer)

DATED: May 14, 2003        Trinity3 Corporation

                                      /s/ Steven D. Hargreaves
                                      ------------------------------------------
                                      By: Steven D. Hargreaves
                                      Its: President and Chief Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)