Form 10QSB
period 2003-06-30
TRINITY3 CORP
filed 2003-08-14
CIK 1090051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2003, the number of shares of Common Stock issued and outstanding was 9,781,773.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              TRINITY3 CORPORATION

                                      INDEX

                                                                     Page Number

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                           F-1

            Balance Sheet (Unaudited) - June 30, 2003                      F-2

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

Consolidated Statement of Stockholders' Equity (Deficit)                F - 4

Consolidated Statements of Cash Flows                                   F - 5

Notes to Consolidated Financial Statements                              F - 7

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                                                          JUNE 30, 2003
                                                                           (UNAUDITED)             DECEMBER 31, 2002
                                                                       ---------------------     ----------------------
Current assets:
    Cash                                                               $               234       $              48
    Restricted cash (Note 3)                                                     1,032,298                       -
                                                                       ---------------------     ----------------------

     Total current assets                                                        1,032,532                      48
                                                                       ---------------------     ----------------------

     Total assets                                                      $         1,032,532       $              48
                                                                       =====================     ======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                   $           112,157       $          87,343
    Advances from financing agreement (Note 3)                                   1,032,298                       -
    Note payable - related party                                                    41,917                   3,500
    Income tax payable                                                                 800                     800
                                                                       ---------------------     ----------------------

     Total current liabilities                                                   1,187,172                  91,643
                                                                       ---------------------     ----------------------

Stockholders' equity (Note 5):
    Preferred Stock:
      Preferred Stock, $0.0001 par value, 5,886,000 shares authorized and no shares issued and outstanding at June 30,
        2003 and December 31, 2002                                                       -                       -
      Convertible Series A: $0.0001 par value, 6,000,000 shares
        authorized and no shares issued and outstanding at June 30,
        2003 and December 31, 2002                                                       -                       -
      Convertible Series B: $0.0001 par value, 3,000,000 shares
        authorized, and no shares issued and outstanding at June 30,
        2003 and December 31, 2002                                                       -                       -
      Convertible Series C: $0.0001 par value, 100,000 shares
        authorized, and no shares issued and outstanding at June 30,
        2003 and December 31, 2002                                                       -                       -
      Convertible Series D: $0.0001 par value, 14,000 shares
        authorized, and no shares issued and outstanding at June 30,
        2003 and December 31, 2002                                                       -                       -
    Common Stock:
      $0.0001 par value, 2,000,000,000 shares authorized, 9,781,773 shares issued and outstanding at June 30, 2003 and December
        31, 2002                                                                       978                     978
    Additional paid-in capital                                                       8,022                   8,022
    Accumulated deficit during development stage                                  (163,640)               (100,595)
                                                                       ---------------------     ----------------------

     Total stockholders' equity (deficit)                                         (154,640)                (91,595)
                                                                       ---------------------     ----------------------

     Total liabilities and stockholders' equity                        $         1,032,532       $              48
                                                                       =====================     ======================

                 See accompanying notes to financial statements

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                    FROM INCEPTION
                                                                                                                (SEPTEMBER 15, 2000)
                                     THREE MONTHS ENDED THREE MONTHS ENDED  SIX MONTHS ENDED   SIX MONTHS ENDED          THROUGH
                                        JUNE 30, 2003      JUNE 30, 2002     JUNE 30, 2003       JUNE 30, 2002        JUNE 30, 2003
                                         -----------       -----------       -----------          -----------          -----------
Revenue (Note 3)                         $    20,000       $        --       $    20,000          $        --          $    20,000

Operating expenses:
    General and administrative                48,516            54,398            83,045               54,473              182,040
                                         -----------       -----------       -----------          -----------          -----------

        Total operating expenses              48,516            54,398            83,045               54,473              182,040
                                         -----------       -----------       -----------          -----------          -----------

Loss from operations                         (28,516)          (54,398)          (63,045)             (54,473)            (162,040)
                                         -----------       -----------       -----------          -----------          -----------

Loss before provision for income taxes       (28,516)          (54,398)          (63,045)             (54,473)            (162,040)
                                         -----------       -----------       -----------          -----------          -----------

Provision for income taxes                        --                --                --                   --                1,600
                                         -----------       -----------       -----------          -----------          -----------

      Net loss                           $   (28,516)      $   (54,398)      $   (63,045)         $   (54,473)         $  (163,640)
                                         ===========       ===========       ===========          ===========          ===========

      Net loss per share                 $     (.003)      $     (.007)      $     (.006)         $     (.011)
                                         ===========       ===========       ===========          ===========
Weighted average shares outstanding        9,781,773         7,801,448         9,781,773            4,890,184
                                         ===========       ===========       ===========          ===========


                 See accompanying notes to financial statements

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                          PREFERRED STOCK                  COMMON STOCK
                                      -------------------------    ------------------------------     ADDITIONAL
                                        NUMBER          PAR           NUMBER            PAR             PAID-IN
                                       OF SHARES       VALUE        OF SHARES          VALUE            CAPITAL
                                      ------------    ---------    -------------    -------------    --------------

Balance at inception -
   September 15, 2000                       -         $    -                  -     $        -       $          -

Issuance of stock for cash                  -              -          3,000,000          3,000              6,000

Net loss                                    -              -                  -              -                  -
                                      ------------    ---------    -------------    -------------    --------------

Balance at December 31, 2000                -              -          3,000,000          3,000              6,000
                                      ------------    ---------    -------------    -------------    --------------

Net loss                                    -              -                  -              -                  -
                                      ------------    ---------    -------------    -------------    --------------

Balance, December 31, 2001                  -              -          3,000,000          3,000              6,000
                                      ------------    ---------    -------------    -------------    --------------
Shares issued for common stock              -              -         39,176,000          3,918             (3,918)
Adjusting entries to reflect
   reverse acquisition                      -              -          6,732,864         (2,026)             2,026
1 for 5 reverse stock split                 -              -        (39,127,091)        (3,914)             3,914
Net loss                                    -              -                  -              -                  -
                                      ------------    ---------    -------------    -------------    --------------

Balance, December 31, 2002                  -              -          9,781,773            978              8,022
                                      ------------    ---------    -------------    -------------    --------------

Net loss (unaudited)                        -              -                  -              -                  -
                                      ------------    ---------    -------------    -------------    --------------

Balance, June 30, 2003 (unaudited)          -         $    -          9,781,773     $      978       $      8,022
                                      ============    =========    =============    =============    ==============
                                           DEFICIT
                                         ACCUMULATED              TOTAL
                                      DURING DEVELOPMENT      STOCKHOLDERS'
                                            STAGE            EQUITY (DEFICIT)
                                     -------------------   -------------------
Balance at inception -
   September 15, 2000                 $            -        $            -

Issuance of stock for cash                         -                 9,000

Net loss                                      (1,735)               (1,735)
                                      -------------------   -------------------

Balance at December 31, 2000                  (1,735)                7,265
                                      -------------------   -------------------

Net loss                                        (820)                 (820)
                                      -------------------   -------------------

Balance, December 31, 2001                    (2,555)                6,445
                                      -------------------   -------------------
Shares issued for common stock                     -                     -
Adjusting entries to reflect
   reverse acquisition                             -                     -
1 for 5 reverse stock split                        -                     -
Net loss                                     (98,040)              (98,040)
                                      -------------------   -------------------

Balance, December 31, 2002                  (100,595)              (91,595)
                                      -------------------   -------------------

Net loss (unaudited)                         (63,045)              (63,045)
                                      -------------------   -------------------

Balance, June 30, 2003 (unaudited)    $     (163,640)       $     (154,640)
                                      ===================   ===================

                 See accompanying notes to financial statements

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                               CUMULATIVE AMOUNTS
                                                                                                                FROM INCEPTION
                                                            SIX MONTHS ENDED         SIX MONTHS ENDED        (SEPTEMBER 15, 2000)
                                                              JUNE 30, 2003           JUNE 30, 2002         THROUGH JUNE 30, 2003
                                                         ----------------------   ---------------------   -------------------------

    Cash flows provided by operating activities:
      Net loss                                             $         (63,045)      $         (54,473)      $          (163,640)
                                                         ----------------------   ---------------------   -------------------------
    Adjustment to reconcile net loss to cash used by
       operations:                                                         -                       -                         -
    Changes in assets and liabilities:
      Increase in restricted cash                                 (1,032,298)                      -                (1,032,298)
      Increase in accounts payable                                    24,814                  49,834                   112,157
      Increase in advances                                         1,032,298                       -                 1,032,298
      Increase (decrease) in income tax payable                            -                    (800)                      800
                                                         ----------------------   ---------------------   -------------------------

        Total adjustments                                             24,815                  49,034                   112,957
                                                         ----------------------   ---------------------   -------------------------

        Net cash used by operations                                  (38,230)                 (5,439)                  (50,683)
                                                         ----------------------   ---------------------   -------------------------

    Cash flows provided by financing activities:
      Proceeds from note payable - related party                      38,417                       -                    41,917
      Payment of note payable - related party                              -                       -                         -
      Issuance of common stock                                             -                       -                     9,000
                                                         ----------------------   ---------------------   -------------------------

        Net cash provided by financing activities                     38,417                       -                    50,917
                                                         ----------------------   ---------------------   -------------------------

        Net increase (decrease) in cash                                  186                  (5,439)                      234

    Cash, beginning of period                                             48                   7,245                         -
                                                         ----------------------   ---------------------   -------------------------

    Cash, end of period                                    $             234       $           1,806       $               234
                                                         ======================   =====================   =========================

                 See accompanying notes to financial statements

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                            CUMULATIVE AMOUNTS
                                                                                                               FROM INCEPTION
                                                                                                           (SEPTEMBER 15, 2000)
                                                           SIX MONTHS ENDED        SIX MONTHS ENDED               THROUGH
                                                            JUNE 30, 2003            JUNE 30, 2002             JUNE 30, 2003
                                                         ---------------------    --------------------    -------------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING,
    INVESTING, AND FINANCING ACTIVITIES
Issuance of stock for net assets acquired                  $               -       $         3,918         $              3,918
                                                         =====================    ====================    =========================

                 See accompanying notes to financial statements

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------


1.       INTERIM FINANCIAL INFORMATION

         The financial statements of Trinity 3 Corporation and Subsidiaries (the Company) as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 and from inception (September 15, 2000) through June 30, 2003, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2003 and from inception (September 15, 2000) through June 30, 2003, are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

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

3.       ESTABLISHMENT OF SUBSIDIARY AND FINANCING ARRANGEMENT

         The Company established a wholly-owned subsidiary, Trinity3 Acceptance Corporation, (TAC) a California corporation, on March 28, 2003, as a financing subsidiary which will facilitate payments between Trinity3 Corporation, it suppliers and its customers.

         In April of 2003, TAC entered into an agreement with a vendor supplying a major retailer to facilitate the financing of the production of certain finished goods. The line calls for the major retailer to provide a minimum of $4,000,000 of financing during the year 2003, and TAC to distribute these funds, less certain costs, to the vendor to finance the production. The major retailer has provided $4,098,518 in financing through June 30, 2003 and TAC has distributed $3,066,220 to suppliers to produce the finished goods. TAC earned $20,000 in financing service fees during the three months ended June 30, 2003.

                     TRINITY 3 CORPORATION AND SUBSIDIARIES
       (FORMERLY KNOWN AS ENEXI HOLDINGS, INC. AND CAIBAN HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

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

         In May of 2003, the Company granted 5,000,000 incentive stock options to officers and stockholders with an exercise price of $0.011 per share. The stock options vest immediately and have an option exercise period of ten years.

5.       CAPITAL STOCK

         CONVERTIBLE SERIES C PREFERRED STOCK

         The features of the Convertible Series C Preferred Stock were amended in May of 2003, the features now include a) a liquidation preference b) a right to convert each share of Series C Preferred Stock into 16,019.52 shares of Common Stock, c) no rights to vote in any matter which may be voted upon by holder's of Common Stock, d) no eligibility to any dividends declared by the Company's Board of Directors, e) antidilutive provisions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Trinity3 Corporation is a holding company with Caiban Holdings, Inc. ("Caiban") and Trinity3 Acceptance Corporation ("TAC") as its wholly owned operating subsidiaries. Caiban has established an online procurement system for small-to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China, intending to capitalize on the marriage of increased capital production and a rapidly growing online environment in Asia. With operations hubs in Hong Kong and the U.S., as well as by utilizing management's experience in Chinese business practices and etiquette, Caiban intends to unite users of higher-end capital goods in Hong Kong and China with sellers of these goods from around the world. Caiban's value proposition is to deliver these much needed goods at lower cost (both product and transportation) with faster delivery times. Trinity3 Acceptance Corporation, a California corporation, is a wholly-owned subsidiary established March 28, 2003 as a financing subsidiary to facilitate payments between Trinity3 Corporation, it suppliers and its customers, both domestically and internationally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

---------------------------------------- ---------------------------------- ---------------------------------
                                                Six months Ended                 Six months Ended
                                                  June 30, 2003                     June 30, 2002
                                                   (unaudited)                     (unaudited)
---------------------------------------- ---------------------------------- ---------------------------------
Statement of Operations Data:
---------------------------------------- ---------------------------------- ---------------------------------
Revenue                                  $   20,000                            $       -
---------------------------------------- ---------------------------------- ---------------------------------
Net Loss                                 $  (63,045)                           $  (54,473)
---------------------------------------- ---------------------------------- ---------------------------------
Net Loss Per Share                       $    (.006)                           $    (.011)
---------------------------------------- ---------------------------------- ---------------------------------
Balance Sheet Data:
---------------------------------------- ---------------------------------- ---------------------------------
Current Assets                           $ 1,032,532                           $    1,806
---------------------------------------- ---------------------------------- ---------------------------------
Total Assets                             $ 1,032,532                           $    1,806
---------------------------------------- ---------------------------------- ---------------------------------
Total Current Liabilities                $ 1,187,172                           $   49,834
---------------------------------------- ---------------------------------- ---------------------------------
Accumulated Deficit                      $  (163,640)                          $  (57,028)
---------------------------------------- ---------------------------------- ---------------------------------
Stockholders Equity (Deficit)            $  (154,640)                          $  (48,028)
---------------------------------------- ---------------------------------- ---------------------------------

THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

REVENUES/COST OF SALES

Our operating subsidiary, TAC, generated $20,000 in revenues for the three months ended June 30, 2003, as compared to $-0- for the same period in 2002.

OPERATING EXPENSES

Operating expenses were $48,516 for the three months ended June 30, 2003 compared to $54,398 for the three months ended June 30, 2002, due to a reduction in required outside legal and audit work.

NET LOSS

We experienced a net loss of $28,516 for the three months ended June 30, 2003 as compared to a net loss of $54,398 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

REVENUES/COST OF SALES

Our operating subsidiary, TAC, generated $20,000 in revenues for the six months ended June 30, 2003, as compared to $-0- for the same period in 2002.

OPERATING EXPENSES

Operating expenses were $83,045 for the six months ended June 30, 2003 compared to $54,473 for the six months ended June 30, 2002, due to the ramping up of the Company's business plan.

NET LOSS

We experienced a net loss of $63,045 for the six months ended June 30, 2003 as compared to a net loss of $54,473 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $234 and $1,806 at June 30, 2003 and 2002, respectively. Net cash used by operations was $38,230 for the six months ended June 30, 2003 compared to net cash used by operations of $5,439 for the six months ended June 30, 2002.

We believe that we will have sufficient cash flow to continue operations for the next twelve months. Our working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including potential sales by our wholly-owned subsidiaries. Additionally, we may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum, negatively impact our ability to timely meet our business objectives.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May of 2003, the Company granted 5,000,000 incentive stock options to officers and stockholders with an exercise price of $0.011 per share. The stock options vest immediately and have an option exercise period of ten years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.
                                        5

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

DATED: August 13, 2003        Trinity3 Corporation

                                      /s/ Shannon T. Squyres
                                      ------------------------------------------
                                      By: Shannon T. Squyres
                                      Its: Chief Executive Officer and Secretary
                                      (Principal Executive Officer)

DATED: August 13, 2003        Trinity3 Corporation

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