Form 10QSB
period 2003-09-30
TRINITY3 CORP
filed 2003-11-14
CIK 1090051

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-26651

TRINITY3 CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0884085 (I.R.S. Employer Identification No.)

1920 Main Street, Suite 980, Irvine, CA 92614
(Address of principal executive offices)

(949) 910-2383
(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 13, 2003, the number of shares of Common Stock issued and outstanding was 10,221,773.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

TRINITY3 CORPORATION

2

F-1

TRINITY 3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2003
	(Unaudited)	December 31, 2002

Current assets:
Cash	$12,354	$48
Restricted cash (Note 3)	133,181	-
Deposits	3,000	-

Total current assets	148,535	48

Total assets	$148,535	$48

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$124.981	$87.343
Advances from financing agreement (Note 3)	133,181	-
Loan payable - related party	41.843	3.500
Income Tax payable	800	800

Total current liabilities	300,805	91,643

Stockholders’ equity (Note 5):
Preferred Stock:
Preferred Stock, $0.0001 par value, 5,886,000 shares
authorized and no shares issued and outstanding at
September 30, 2003 and December 31, 2002	-	-
Convertible Series A: $0.0001 par value, 6,000,000 shares
authorized and no shares issued and outstanding at
September 30, 2003 and December 31, 2002	-	-
Convertible Series B: $0.0001 par value, 3,000,000 shares
authorized, and no shares issued and outstanding at
September 30, 2003 and December 31, 2002	-	-
Convertible Series C: $0.0001 par value, 100,000 shares
authorized, and no shares issued and outstanding at
September 30, 2003 and December 31, 2002	-	-
Convertible Series D: $0.0001 par value, 14,000 shares
authorized, and no shares issued and outstanding at
September 30, 2003 and December 31, 2002	-	-
Common Stock:
$0.0001 par value, 2,000,000,000 shares authorized,
10,221,773 and 9,781,773 shares issued and outstanding
at September 30, 2003 and December 31, 2002, respectively	1,022	978
Additional paid-in capital	61,378	8,022
Accumulated deficit during development stage	(214,670)	(100,595)

Total stockholders’ equity (deficit)	(152,270)	(91,595)

Total liabilities and stockholders’ equity	$148,535	$48

See accompanying notes to financial statements

F-2

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(UNAUDITED)

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002	From inception (September 15, 2000) through September 30, 2003

Revenue (Note 3)	$-	$-	$20,000	$-	$20,000

Operating expenses

General and administrative	51,030	23,718	134,075	78,191	233,070

Total operating expenses	51,030	23,718	134,075	78,191	233,070

Loss from operations	(51,030)	(23,718)	(114,075)	(78,191)	(213,070)

Loss before provision for income taxes	(51,030)	(23,718)	(114,075)	(78,191)	(213,070)

Provision for income taxes	-	-	-	-	1,600

Net loss	$(51,030)	$(23,718)	$(114,075)	$(78,191)	$(214,670)

Net loss per share	$(.005)	$(.002)	$(.012)	$(.012)

Weighted average shares outstanding	9,818,947	9,781,773	9,794,300	6,538,631

See accompanying notes to financial statements

F-3

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance at inception – September 15, 2000	-	$-		$-	$-	$-	$-
Issuance of stock for cash	-	-	3,000,000	3,000	6,000	-	9,000
Net loss	-	-	-	-	-	(1,735)	(1,735)

Balance at December 31, 2000	-	-	3,000,000	3,000	6,000	(1,735)	7,265

Net loss	-	-	-	-	-	(820)	(820)

Balance, December 31, 2001	-	-	3,000,000	3,000	6,000	(2,555)	6,445

Shares issued for common stock	-	-	39,176,000	3,918	(3,918)	-	-
Adjusting entries to reflect
reverse acquisition	-	-	6,732,864	(2,026)	2,026	-	-
1 for 5 reverse stock split	-	-	(39,127,091)	(3,914)	3,914	-	-
Net loss	-	-	-	-	-	(98,040)	(98,040)

Balance, December 31, 2002	-	-	9,781,773	978	8,022	(100,595)	(91,595)

Issuance of stock for cash	-	-	100,000	10	49,990	-	50,000
Issuance of stock for services	-	-	340,000	34	3,366	-	3,400
Net loss (unaudited)	-	-	-	-	-	(114,075)	(114,075)

Balance, September 30, 2003 (unaudited)	-	$-	10,221,773	$1,022	$61,378	$(214,670)	$(152,270)

See accompanying notes to financial statements

F-4

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002	Cumulative amounts from inception (September 15, 2000) through September 30, 2003

Cash flows provided by operating activities:
Net loss	$(114,075)	$(78,191)	$(214,670)

Adjustment to reconcile net loss to cash used by
operations:
Issuance of stock for services	3,400	-	3,400
Changes in assets and liabilities:
Increase in restricted cash	(133,181)	-	(133,181)
Increase in deposit	(3,000)	-	(3,000)
Increase in accounts payable	37,638	71,862	124,981
Increase in advances from financing agreement	133,181	-	133,181
Decrease in income tax payable	-	(800)	800

Total adjustments	38,038	71,062	126,181

Net cash used by operations	(76,037)	(7,129)	(88,489)

Cash flows provided by financing activities:
Net proceeds from loan payable – related party	38,343	-	41,843
Issuance of common stock	50,000	-	59,000

Net cash provided by financing activities	88,343	-	100,843

Net increase (decrease) in cash	12,306	(7,129)	12,354

Cash, beginning of period	48	7,245	-

Cash, end of period	$12,354	$116	$12,354

See accompanying notes to financial statements

F-5

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002	Cumulative amounts from inception (September 15, 2000) through September 30, 2003

Supplemental disclosures of non-cash
operating, investing, and financing
activities

Issuance of stock for net assets acquired	$-	$3,918	$3,918

Issuance of stock for services	$3,400	$-	$3,400

See accompanying notes to financial statements

F-6

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

1.    INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the Company) as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 and from inception (September 15, 2000) through September 30, 2003, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2003 and from inception (September 15, 2000) through September 30, 2003, are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

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

3.    ESTABLISHMENT OF SUBSIDIARY AND FINANCING ARRANGEMENT

In March 2003, the Company established a wholly-owned subsidiary, Trinity3 Acceptance Corporation, (TAC) a California corporation, as a financing subsidiary which will facilitate payments between Trinity3 Corporation, its suppliers and its customers.

In April of 2003, TAC entered into an agreement with a vendor to a major retailer to facilitate the financing of the production of certain finished goods. The line calls for the major retailer to provide a minimum of $4,000,000 of financing during the year 2003, and TAC to distribute these funds, less certain costs, to the vendor to finance the production. TAC earned $20,000 in financing service fees during the nine months ended September 30, 2003.

F-7

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

4.   STOCK OPTIONS

In May 2003, the Company adopted a stock option plan, 2003 Incentive and Nonstatutory Stock Option Plan, under which 5,000,000 shares of common stock are available for issuance with respect to awards granted to employees, directors, or consultants of the Company. The options may be exercised at not less than 100% of the fair market value of the shares on the date of grant or 110% for a 10% or greater shareholder. The options expire after 10 years from the date of grant. The options are exercisable at least one year from the date granted, unless otherwise determined by the Company’s Board of Directors, and no less than 20% of each stock option grant shall become exercisable annually, and are subject to restrictions on transfer and repurchase.

In May of 2003, the Company granted 5,000,000 incentive stock options to officers and stockholders with an exercise price of $0.011 per share. The stock options vest immediately and have an option exercise period of ten years.

5.    CAPITAL STOCK

Sale of Common Stock

During the month of September 2003 the company sold 100,000 shares of its common stock, in a private placement pursuant to provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, to accredited investors, for net proceeds of $50,000.

Registration of Common Stock

During the month of September 2003, the company filed a S-8 Registration statement with the Securities and Exchange Commission to register 1,040,000 shares of its common stock for various plans. This includes 400,000 shares for the 2002 Stock Option/Stock Issuance Plan, and 640,000 shares reserved for issuance to legal counsel and various consultants to the Company.

F-8

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

5.    CAPITAL STOCK (Continued)

Issuance of Common Stock for Services Rendered

During the third quarter 2003, 340,000 shares were issued to legal counsel and various consultants to the company for services rendered. Additionally, a warrant was issued to the company’s legal counsel for 100,000 shares of Common Stock, to vest in August 2004, based upon legal counsel completing one year plus one day of service to the company. This resulted in an income statement expense of $3,400, based upon the fair market value of the Common Stock of $.01 share at the time of issuance.

F-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS, DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURIIES AND EXCHANGE COMMISSION.

OVERVIEW

Trinity3 Corporation is a holding company with Caiban Holdings, Inc. ("Caiban") and Trinity3 Acceptance Corporation ("TAC") as its wholly owned operating subsidiaries. Caiban has established an online procurement system for small- to-medium sized manufacturing firms, as well as other businesses in Hong Kong and China, intending to capitalize on the marriage of increased capital production and a rapidly growing online environment in Asia. With operations hubs in Hong Kong and the U.S., as well as by utilizing management's experience in Chinese business practices and etiquette, Caiban intends to unite users of higher-end capital goods in Hong Kong and China with sellers of these goods from around the world. Caiban's value proposition is to deliver these much needed goods at lower cost (both product and transportation) with faster delivery times. Trinity3 Acceptance Corporation, a California corporation, is a wholly-owned subsidiary established in March 2003 as a financing subsidiary to facilitate payments between Trinity3 Corporation, it suppliers and its customers, both domestically and internationally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected financial information:

	Nine months Ended	Nine months Ended
	September 30, 2003	September 30, 2002
	(unaudited)	(unaudited)

Statement of Operations Data:
Revenue	$20,000	$-
Net Loss	$(114,075)	$(78,191)
Net Loss Per Share	$(.012)	$(.012)
Balance Sheet Data:
Current Assets	$148,535	$116
Total Assets	$148,535	$116
Total Current Liabilities	$300,805	$71,862
Accumulated Deficit	$(214,670)	$(80,746)
Stockholders Equity (Deficit)	$(152,270)	$(71,746)

3

THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

REVENUES/COST OF SALES

Our operating subsidiary, TAC, generated $-0- in revenues for the three months ended September 30, 2003, as compared to $-0- for the same period in 2002.

OPERATING EXPENSES

Operating expenses were $51,030 for the three months ended September 30, 2003 compared to $23,718 for the three months ended September 30, 2002, as the company ramped up its business plan in 2003.

NET LOSS

We experienced a net loss of $51,030 for the three months ended September 30, 2003 as compared to a net loss of $23,718 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

REVENUES/COST OF SALES

Our operating subsidiary, TAC, generated $20,000 in revenues for the nine months ended September 30, 2003, as compared to $-0- for the same period in 2002.

OPERATING EXPENSES

Operating expenses were $134,075 for the nine months ended September 30, 2003 compared to $78,191 for the nine months ended September 30, 2002, as the company ramped up its business plan in 2003.

NET LOSS

We experienced a net loss of $114,075 for the nine months ended September 30, 2003 as compared to a net loss of $78,191 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $12,354 and $116 at September 30, 2003 and 2002, respectively. Net cash used by operations was $76,037 for the nine months ended September 30, 2003 compared to net cash used by operations of $7,129 for the nine months ended September 30, 2002.

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

4

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES

SALE OF COMMON STOCK

During the month of September 2003 the company sold 100,000 shares of its common stock, in a private placement, to accredited investors, for net proceeds of $50,000.

REGISTRATION OF COMMON STOCK

During the month of September 2003, the company filed an S-8 Registration statement with the Securities and Exchange Commission to register 1,040,000 shares of its common stock for various plans. This includes 400,000 shares for the 2002 Stock Option/Stock Issuance Plan, and 640,000 shares reserved for issuance to legal counsel and various consultants to the company.

ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED

During the third quarter 2003, of the 640,000 shares of Common Stock registered in the S-8 Registration filed in September 2003, 340,000 shares were issued to legal counsel and various consultants to the company for services rendered. Additionally, a warrant was issued to the company’s legal counsel for 100,000 shares of Common Stock, to vest in August 2004, based upon legal counsel completing one year plus one day of service to the company. This resulted in an income statement expense of $3,400, based upon the fair market value of the Common Stock of $.01 share at the time of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

5

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

No.	Title

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2. Reports on Form 8-K filed: None.

6

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

DATED: November 13, 2003	Trinity3 Corporation

/s/ Shannon T. Squyres

By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary
(Principal Executive Officer)

DATED: November 13, 2003	Trinity3 Corporation

/s/ Steven D. Hargreaves

By: Steven D. Hargreaves
Its: President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

7