Form 10KSB
period 2003-12-31
TRINITY3 CORP
filed 2004-04-14
CIK 1090051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ .

Commission file number: 000-26651

Trinity3 Corporation
(Name of small business issuer in its charter)

Delaware	65-0884085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1920 Main Street, Suite 980
Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (949) 910-2383

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer’s revenues for its most recent fiscal year. The issuer’s revenues for the year ended December 31, 2003 were $20,000.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $378,573, based on the closing bid price of $0.10 for our common stock on March 11, 2004.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 11, 2004, there were 11,385,878 shares of common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

Trinity3 Corporation

PART I

This Annual Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 – DESCRIPTION OF BUSINESS

Organizational History

      We are a holding company, originally incorporated as Arngre, Inc. in the State of Florida on August 23, 1988. On March 26, 1999 we changed our name to Silver King Resources, Inc., and on June 24, 1999, we reincorporated by merging into a Delaware corporation known as Silver King Resources (Delaware), Inc. Effective at the time of the reincorporation, we changed our name to Silver King Resources, Inc.

      On July 17, 2000, in connection with an Agreement and Plan of Merger dated March 21, 2000, we changed our name to eNexi Holdings, Inc. Later, on November 7, 2002, in connection with an Agreement and Plan of Merger dated April 12, 2002, we changed our name to Trinity3 Corporation.

      All of the businesses of Arngre, Silver King Resources, and eNexi Holdings have been abandoned, shut down or sold. We currently operate through two active wholly owned subsidiaries: Trinity3 Acceptance Corporation, a California Corporation and Skyline Orthopedics, Inc., a California corporation, (“Skyline”) and its wholly owned subsidiary, Core Management Systems, Inc. (“Core”). We also have one inactive wholly owned subsidiary, Caiban Holdings, Inc.

Skyline Orthopedics, Inc. and Core Management Systems, Inc.

      We acquired Skyline and Core on February 11, 2004. Skyline, and its subsidiary Core, are engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada.

Skyline’s Products and Services

      Skyline services health care and hospital organizations, orthopedic surgeon physician practices, and physical and sports therapy clinics. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. CPM equipment is used by patients during post operative recovery and rehabilitation from knee or shoulder surgery. Orthopedic soft goods for arms, elbows, knees, and legs are part of a full range of physical therapy, rehabilitative and post operation recovery devices designed to either help forestall the need for surgery, or speed up recovery after a necessary or elective surgery. All of the products distributed by Skyline are manufactured by third parties.

Core’s Products and Services

     Core provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We offer clients a remote medical management system that is custom tailored to each specific practices’ needs. Core’s “stock and bill” software-based system allows for “real-time” inventory management by practices/hospitals with soft good inventory, encompassing the complete patient billing process, including office visits, x-rays, casting procedures, and other billing and collection functions. “Stock and bill” is becoming an ever more popular industry trend with doctors, as it enables the practice to subcontract out this portion of the business and frees the practice to concentrate on patient care.

Distribution

      Both Skyline and Core market to new customers through direct relationships with hospitals, managed care entities, and physician groups. Most of our existing customer relationships were established by Skyline’s founder and a small internal sales staff. In the future, we intend to expand those existing relationships, while continuing to add new customers, through an integrated strategic marketing plan.

Competition

      Durable Medical Equipment (DME) is a multi-billion dollar industry in the U.S. that can be described as everything from the sales of items as small as syringes to items as large as hospital beds. Competition in the DME distribution business is considered intense. We have chosen to concentrate on a specific subsection of the market often referred to as “orthotics and prosthetics”. We concentrate largely on the orthotics segment. The industry is primarily comprised of numerous independent operators, most of whom serve only their local or regional market. There is extreme market fragmentation at this level. Although there are a few national entities who concentrate more on the prosthetic segment; there are no established national distributors whom we consider to be direct competition, even though although almost all manufacturers of DME have a direct marketing strategy in addition to sales through distributors. We currently possess a very established presence and strong name recognition in several large metropolitan areas of California and Nevada.

     As a holding company, our strategy is not only to expand the existing operations of Skyline and Core by growing top line revenues through marketing efforts, but also to make strategic acquisitions of key independent operators. Additionally, we will look to grow industry demand by adding new product introductions.

Suppliers

      Our top 5 suppliers comprise approximately 50% of our total purchases. These include Aircast, DJ Ortho, Generation II USA, Innovation Sports and Vantage Orthopedics, all recognized leaders in the industry. Our licensing agreement with Vantage Orthopedics, makes us the exclusive Southern California distributor of Body Glove branded DME braces and supports, allowing us a large base for growth in this area.

Customers

      We currently service seven major customers, who in aggregate account for approximately 90% of the Company’s revenues. One customer accounts for approximately 50% of Company revenues. By segment, the following table breaks out our revenue by product line:

Product Line Segment	% of Revenues

CPM's	40
Soft Goods	30
Braces	20
Billing Services	10

Total	100%

Intellectual Property

     We do not have any trademarks, patents, or other intellectual property.

Research and Development

      We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

      There are no environmental laws applicable to which we are subject.

Employees

     We currently employ nine individuals. Of these, two are officers, while seven are employed at Skyline and Core.

ITEM 2 – DESCRIPTION OF PROPERTY

     Our corporate headquarters is subleased from an entity owned and controlled by one of our officers and directors, Steven D. Hargreaves. We sublease 2,200 square feet in Irvine, California pursuant to the terms of a verbal, month to month lease at $6,171 per month, increasing to $6,282 on May 1, 2004.

     Our subsidiary, Skyline Orthopedics, Inc., leases 2,111 square feet of office space in Newport Beach, California pursuant to the terms of a three-year lease which expires on March 31, 2005. The rent is currently $3,378 per month, increasing to $3,589 per month on April 1, 2004. We have two one-year options to extend the lease.

ITEM 3 – LEGAL PROCEEDINGS

     In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock currently trades on the Over the Counter Bulletin Board under the symbol “TRYT,” and has traded under that symbol since March 31, 2003. Prior to March 31, 2003, our common stock was traded under the symbol “ENHI.” There have been a limited number of trades in our common stock.

     The following table sets forth the high and low bid information for each quarter during the prior two fiscal years, as provided by The Nasdaq Stock Market, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low

Fiscal year ended December 31, 2002:
First Quarter	$0.10	$0.09
Second Quarter	$0.14	$0.05
Third Quarter	$0.05	$0.04
Fourth Quarter	$0.04	$0.03

Fiscal year ended December 31, 2003:
First Quarter	$0.03	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.01	$0.00

Fiscal year ended December 31, 2004:
First Quarter (through March 5, 2004)	$0.16	$0.01

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

     As of December 31, 2003 and March 11, 2004, there were 10,221,773 and 11,385,878 shares, respectively, of our common stock issued and outstanding and held of record by approximately 118 and 121 shareholders of record. There are no shares of our preferred stock issued or outstanding.

Dividends

     We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends on our common stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

2000 Employee Stock Option Plan

     In 2000 our Board of Directors adopted the 2000 Employee Stock Option Plan. Under the 2000 plan, 300,000 shares of common stock were authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options to our key employees, officers, directors or consultants.

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

     The 2000 plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2000 plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2000 plan. Subject to certain restrictions, the 2000 plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware. We have granted options on all 300,000 shares of stock under the 2000 Plan.

2002 Incentive and Nonstatutory Stock Option Plan

     Our Board of Directors adopted, and our shareholders approved, the 2002 Incentive and Nonstatutory Stock Option Plan (the “2002 Plan”) on August 16, 2002. Under the 2002 Plan, 400,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants.

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

     The 2002 Plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2002 Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2002 Plan. Subject to certain restrictions, the 2002 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware. We have granted options on all 400,000 shares of stock under the 2002 Plan.

2003 Incentive and Nonstatutory Stock Option Plan

On May 31, 2003, our Board of Directors approved the Trinity3 Corporation Incentive and Nonstatutory Stock Option Plan. The 2003 Plan has not yet been approved by our shareholders. Under the 2003 Plan, 5,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants. The terms of the 2003 are substantially the same as the 2002 Plan. We have granted options on all 5,000,000 shares of stock under the 2003 Plan.

     As of December 31, 2003, the plan information is as follows:

Plan Category	Number of Securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
	warrants and rights	rights	equity compensation plans
			[excluding securities
			reflected in column (a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders	700,000	0.825	-0-

Equity compensation plans not approved by security holders	5,000,000	0.011	-0-

Total	5,700,000	0.111	-0-

Recent Sales of Unregistered Securities

     In October 2003, we issued 100,000 shares of common stock, restricted in accordance with Rule 144, to one accredited investor in exchange for cash consideration of $50,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

     Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

     Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following table sets forth, for the periods indicated, selected financial information for Trinity3:

	Year ended December 31, 2003	Year ended December 31, 2002

Statement of Operations Data:

Revenue	$20,000	$—

Expenses	158,476	98,040

Net Loss	(138,476)	(98,040)

Net Loss Per Share	(xx.xx )	(xx.xx )

Balance Sheet Data:
Current Assets	39	48

Total Assets	39	48

Total Current Liabilities	176,710	91,643

Accumulated Deficit	(239,071)	(100,595)

Stockholders Equity (Deficit)	$(176,671)	$(91,595)

Summary Overview

     We currently are divided into three business units: healthcare, consumer products and East Asian Import Export. First, is our healthcare division, anchored by Skyline Orthopedics, Inc., which was purchased on February 11, 2004. We plan on growing this division though internal growth of top line revenues and strategic acquisitions. None of the consolidated operations of Skyline are included in these financial statements, as the date of these financial statements is prior to the acquisition date. Second, is our consumer products division which currently has no operations and has had no revenues since inception. However, we are seeking opportunities in this area which will provide shareholder value. Third, is our East Asian Import Export division, anchored by Caiban Holdings, Inc.(Caiban). As we realign the Company, we have decided to focus on opportunities outside of East Asian Import Export business, and as a result, will be selling or shutting down Caiban which has had no operations or sales since inception.

     Our subsidiary, Trinity3 Acceptance Corp (TAC), which produced $20,000 in revenues in 2003, is a financing subsidiary set up to facilitate payments between Trinity3 Corporation, its customers and its suppliers.

     As a result of our growth plans, our biggest challenges will be threefold: managing our growth, generating positive cash flow, and integrating our acquisition of Skyline Orthopedics.

Explanatory Paragraph in Our Independent Certified Public Accountant’s Report

     Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2003 were prepared assuming that we will continue as a going concern. However, they note that we have not yet generated significant revenues, that we have an accumulated working capital deficit, and that there are no assurances that we will be able to meet our financial obligations in the future.

     Our independent accountants included the explanatory paragraph based primarily on an objective test of our historical financial results. Although we agree that this explanatory paragraph is applicable when the objective test is applied, we believe that upon successful implementation of our business plan in the next fiscal year, future audit reports will be issued without this explanatory paragraph.

Results of Operations

Introduction

     Our operations for 2003 and 2002 reflect our development stage status. Sustaining significant operating costs, we continue to operate at a loss. 2003 operating expenses are proportionately larger because 2003 was a full year of operations, with 2002 operations only reflecting operations from April, forward, when we acquired the Company in a reverse acquisition. As a result, our operating expenses during 2003 were significantly greater than 2002 due to the legal, accounting and administrative expenses associated with operating a public company.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues, Expenses and Loss from Operations

     Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the years ended December 31, 2003 and 2002, respectively, are as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002		Percentage Change

Revenue	$20,000	$	na	—
Cost of Goods Sold	—		—	—
General & Administrative Expenses	158,476		98,040	61%

Loss from Operations	$(138,476)		$(98,040)	41%

Revenues

     Revenues for the year ended December 31, 2003 were $20,000 compared to $-0- for the same period in 2002. Our revenues increased in 2003 due to the launching of operations of our new subsidiary, Trinity3 Acceptance Corp.

Cost of Goods Sold

     Cost of goods sold was unchanged from $-0- for the year ended December 31, 2003 to $-0- for the year ended December 31, 2002.

Operating, General and Administrative Expenses

Operating expenses were $158,476 for the year ended December 31, 2003 as compared to

$98,040 for the year ended December 31, 2002, an increase of 61%. These expenses increased due to increased legal and accounting expenses related to regulatory reporting and compliance as a public company. For the first 4 months of 2002, we were still a private company and did not have the extra added general and administrative costs associated with being a public company.

Net Loss

     Trinity3 experienced a net loss of ($138,476) for the year ended December 31, 2003 as compared to a net loss of ($98,040) for the year ended December 31, 2002, an increase of 41%. This increase is attributable to the ramp up of our business plan.

Three months ended December 31, 2003 compared to three months ended December 31, 2002

Revenues, Expenses and Loss from Operations

     Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002 are as follows:

	Quarter Ended December 31, 2003	Quarter Ended December 31, 2002	Percentage Change

Revenue	$—	$—	$—
Cost of Goods Sold	—	—	—
General & Administrative Expenses	28,800	19,849	45%

Loss from Operations	$(28,800)	$(19,849)	$45%

Revenues

     Revenues for the quarter ended December 31, 2003 were $-0- compared to $-0- for the quarter ended December 31, 2002.

Cost of Goods Sold

     Cost of goods sold was unchanged from $-0- for the quarter ended December 31, 2003 compared to $-0- for the quarter ended December 31, 2002.

Operating, General and Administrative Expenses

     Operating expenses were $28,800 for the quarter ended December 31, 2003 as compared to $19,849 for the quarter ended December 31, 2002, an increase of 45%. These expenses increased primarily due to increased rent expense.

Net Loss

     Trinity3 experienced a net loss of $(28,800) for the quarter ended December 31, 2003 as compared to a net loss of $(19,849) for the quarter ended December 31, 2002. The increase in loss is attributable to the overall increase in operating costs related to general and administrative expenses.

Liquidity and Capital Resources

Introduction

     During 2003, we did not generate positive operating cash flows. Cash totaled $39 and $48 at December 31, 2003 and 2002, respectively.

     Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2003 and 2002, respectively, are as follows:

	December 31, 2003	December 31, 2002	Percentage Change

Cash	$39	$48	nm
Total Current Assets	39	48	nm
Total Assets	39	48	nm
Total Current Liabilities	176,710	91,643	93%
Total Liabilities	$176,710	$91,643	93%

Cash Requirements

     The Company believes that it has and will have sufficient cash flow to continue its operations for the next twelve months. Our working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including potential revenues generated by our subsidiaries. Additionally, we may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

Sources and Uses of Cash

Operations

     Net cash used by operations was $100,157 for the year ended December 31, 2003, as compared to $10,697 for the year ended December 31, 2002. Negative operating cash flows during 2003 were primarily created by the fact that revenues were limited to $20,000.

Financing

     Net cash used in financing activities was $-0- and $-0-, respectively, for the years ended 2003 and 2002.

     Net cash provided by financing activities was $100,148 and $3,500, respectively, for the years ended 2003 and 2002. Net cash provided by financing activities in 2002 was accomplished solely by loans from company officers. In 2003, financing activities included new loans from offers as well as sale of company stock. The sale of company stock resulted in $50,000 net proceeds to the company.

Debt Instruments, Guarantees, and Related Covenants

     As of December 31, 2003 and 2002, the Company had no debt instruments outstanding, and thus no interest expense or debt service expense. However, in a subsequent event, during the first quarter of 2004, in a private placement, the Company issued $300,000 in 10% convertible debentures, plus warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. The proceeds were used to complete the Skyline acquisition and fund the Company’s working capital requirements. The 10% interest rate on the convertible debentures will not add any current debt service load to the Company, as the interest is due at maturity, March 1, 2005.

Critical Accounting Policies

     The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). One of the benefits of being a development stage company, is that there are minimal judgmental estimates or assumptions involved in preparing these financial statements. All expenses are actual, based on accrual accounting.

Off Balance Sheet Contracts

     At December 31, 2003 and 2002, there were no “off balance sheet” contracts or items to record.

ITEM 7 – FINANCIAL STATEMENTS

Trinity 3 Corporation
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002
AND FROM INCEPTION (September 15, 2000)
THROUGH DECEMBER 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Trinity 3 Corporation

We have audited the accompanying consolidated balance sheets of Trinity 3 Corporation (formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.) (a Delaware corporation and development stage company) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and expense, stockholders’ equity, and cash flows for the years then ended and from inception (September 15, 2000) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity 3 Corporation as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended and from inception (September 15, 2000) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (September 15, 2000) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP

Irvine, California
April 13, 2004

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2003	December 31, 2002

Current assets:
Cash	$39	$48

Total current assets	39	48

Total assets	$39	$48

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$125,662	$87,343
Notes payable - related parties (Note 5)	50,248	3,500
Income tax payable	800	800

Total current liabilities	176,710	91,643

Commitment (Note 6)	—	—

Stockholders’ equity (deficit): (Notes 4 and 7)
Preferred Stock:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized and no shares issued and outstanding at December 31, 2003 and 2002,
respectively	—	—
Common Stock:
$0.0001 no par value, 2,000,000,000 shares authorized, 10,221,773 and
9,781,773 shares issued and outstanding at December 31, 2003 and
2002, respectively	1,022	978
Additional paid-in capital	61,378	8,022
Accumulated deficit during development stage	(239,071)	(100,595)

Total stockholders’ equity (deficit)	(176,671)	(91,595)

Total liabilities and stockholders’ equity	$39	$48

The accompanying notes are an integral part of these consolidated financial statements	F-2

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE

	For the year ended December 31, 2003	For the year ended December 31, 2002	Cumulative amounts from inception (September 15, 2000) through December 31, 2003

Revenues	$20,000	$—	$20,000

Operating expenses:
General and administrative	157,676	97,240	256,671

Total operating expenses	157,676	97,240	256,671

Loss from operations	(137,676)	(97,240)	(236,671)

Provision for taxes (Note 9)	800	800	2,400

Net loss	$(138,476)	$(98,040)	$(239,071)

Loss per share	$(0.014)	$(0.012)

Weighted average number of common shares
outstanding	9,878,157	7,956,081

The accompanying notes are an integral part of these consolidated financial statements	F-3

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

	Number of Shares	Amount	Number of Shares	Amount

Balance at inception – September 15, 2000	—	$ —	$—	$—	$—	$—	$—
Issuance of stock for cash	—	—	3,000,000	3,000	6,000	—	9,000
Net loss	—	—	—	—	—	(1,735)	(1,735)

Balance at December 31, 2000	—	—	3,000,000	3,000	6,000	(1,735)	7,265

Net Loss	—	—	—	—	—	(820)	(820)

Balance at December 31, 2001	—	—	3,000,000	3,000	6,000	(2,555)	6,445

Shares issued for common stock (Note 4)	—	—	39,176,000	3,918	(3,918)	—	—
Adjusted entries to reflect reverse Acquisition (Note 4)	—	—	6,732,864	(2,026)	2,026	—	—
1 for 5 reverse stock split (Note 7)	—	—	(39,127,091)	(3,914)	3,914	—	—
Net loss	—	—	—	—	—	(98,040)	(98,040)

Balance at December 31, 2002	—	—	9,781,773	978	8,022	(100,595)	(91,595)

Shares issued for cash	—	—	100,000	10	49,990	—	50,000
Shares issued for services	—	—	340,000	34	3,366	—	3,400
Net loss	—	—	—	—	—	(138,476)	(138,476)

Balance at December 31, 2003	—	$ —	10,221,773	$1,022	$61,378	$(239,071)	$(176,671)

The accompanying notes are an integral part of these consolidated financial statements	F-4

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2003	For the year ended December 31, 2002	Cumulative amounts from inception (September 15, 2000) through December 31, 2003

Cash flows from operating activities:
Net loss	$(138,476)	$(98,040)	$(239,071)

Adjustments to reconcile net loss to net
Cash used in operating activities:
Issuance of common stock for services	3,400	—	3,400
Changes in assets and liabilities:
Accounts payable	38,319	87,343	125,662
Income tax payable	—	—	800

Net cash used in operations	(96,757)	(10,697)	(112,609)

Cash flows from financing activities:
Proceeds from note payable - related
party	46,748	3,500	52,248
Payment of note payable - related party	—	—	(2,000)
Issuance of common stock for cash	50,000	—	59,000

Net cash provided by (used in)
financing activities	96,748	3,500	112,648

Net increase (decrease) in cash	(9)	(7,197)	39
Cash, beginning of period	48	7,245	—

Cash, end of period	$39	$48	$39

Supplemental disclosure of cash flow
Information:
Cash paid during the period for:
Income taxes	$—	$800	$800

Supplemental disclosures of non-cash
Operating, investing and financing
Activities:
Issuance of stock for net assets acquired
(adjusted for 1 for 5 reverse stock split,
Note 7)	—	784	784
Issuance of stock for services	3,400	—	3,400

	$3,400	$784	$4,184

The accompanying notes are an integral part of these consolidated financial statements	F-5

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

1.       ORGANIZATION AND HISTORY

Trinity 3 Corporation, formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc. (the Company), a Delaware Corporation, was incorporated on September 15, 2000. The Company is focused in three divisional areas: healthcare, consumer products and developing export and import opportunities with East Asian countries.

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

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 “Earnings Per Share” which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has common stock equivalents, which have not been included in the net loss per share calculation since their effect would be anti-dilutive.

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
DECEMBER 31, 2003 AND 2002

4.       MERGER AND ESTABLISHMENT OF NEW SUBSIDIARIES

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

In April of 2003, TAC entered into a contractual agreement with a vendor to a major U.S. retailer to facilitate the financing of the production of certain finished goods in the United States, Central America and Eastern Asia. The line calls for the major retailer to provide a minimum of $4,000,000 of financing during the year 2003, and TAC to distribute these funds, less certain costs, to the vendor to finance the production. TAC earned $20,000 in financing service fees during calendar 2003. The contract expired in the fourth quarter of 2003, after all aspects of the agreement were fulfilled during the year, and TAC did not renew this contract.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

5.       RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

In October of 2002, the Company issued two notes payable totaling $3,500, which are non-interest bearing and due on demand, to officers and shareholders of the Company.

Throughout 2003, two of the company’s officers made various loans to the company totaling $46,748.

The total amount of these loans at December 31, 2003 and 2002 was $50,248 and $3,500 respectively.

6.       COMMITMENT

In January of 2003, the Company entered into a month to month office facility sublease from an entity owned and controlled by one of our officers and directors, a related party. Lease payments are $6,171 per month, increasing to $6,282 on May 1, 2004, plus prorated utilities, common area maintenance (CAM) and property taxes.

7.       CAPITAL STOCK

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

Issuance of Common Stock for Services Rendered

During the third quarter 2003, 340,000 shares were issued to legal counsel and various consultants to the company for services rendered. Additionally, a warrant was issued to

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

7.       CAPITAL STOCK (Continued)

the company’s legal counsel for 100,000 shares of Common Stock, to vest in August 2004, based upon legal counsel completing one year plus one day of service to the company. This resulted in an income statement expense of $3,400, based upon the fair market value of the Common Stock of $.01 share at the time of issuance.

Stock Warrants

At December 31, 2003 and 2002, the company had outstanding warrants to purchase 200,000 and -0- shares of the company’s common stock, respectively, at prices ranging from $1.00 to $2.00 per share. The warrants became exercisable in 2003 and expire through 2006.

Cancellation of Preferred Stock

In April 2004, the company cancelled its Preferred Series A, B, C, and D stock. No shares were issued or outstanding during 2002 or 2003.

Reverse Stock Split

The Company’s Board of Directors authorized a 1-for-5 reverse stock split of the Company’s $0.0001 par value common stock effective, close of business, March 28, 2003. As a result of the reverse split, 39,127,091 shares of common stock were returned to the Company, and additional paid-in capital was increased by $3,914. All references in the accompanying financial statements to the number of common shares and per-share amounts for December 31, 2002 and the year then ended have been restated to reflect the reverse stock split.

8.       EMPLOYEE STOCK OPTION PLANS

2000 Employee Stock Option Plan

In 2000 our Board of Directors adopted the 2000 Employee Stock Option Plan. Under the 2000 plan, 300,000 shares of common stock were authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options to our key employees, officers, directors or consultants.

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

The 2000 plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2000 plan is approved by the affirmative vote

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

8.        EMPLOYEE STOCK OPTION PLANS (Continued)

2000 Employee Stock Option Plan (continued)

of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2000 plan. Subject to certain restrictions, the 2000 plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware. The Company granted options on all 300,000 shares of stock under the 2000 Plan.

2002 Incentive and Nonstatutory Stock Option Plan

Our Board of Directors adopted, and our shareholders approved, the 2002 Incentive and Nonstatutory Stock Option Plan (the “2002 Plan”) on August 16, 2002. Under the 2002 Plan, 400,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants.

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

The 2002 Plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2002 Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2002 Plan. Subject to certain restrictions, the 2002 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware. The Company granted options on all 400,000 shares of stock under the 2002 Plan.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

8.        EMPLOYEE STOCK OPTION PLANS (Continued)

2003 Incentive and Nonstatutory Stock Option Plan

On May 31, 2003, our Board of Directors approved the Trinity3 Corporation Incentive and Nonstatutory Stock Option Plan. The 2003 Plan has not yet been approved by our shareholders. Under the 2003 Plan, 5,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants. The terms of the 2003 are substantially the same as the 2002 Plan. The Company granted options on all 5,000,000 shares of stock under the 2003 Plan.

Summary of Stock Option Plans

The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense related to stock option grants, for the years ended December 31, 2001 and 2002, as all options were granted with exercise prices at or above fair market value.

	Options	Weighted Average Exercise Price

Options outstanding at December 31, 2001	—	—
Granted during the year	700,000	$.825
Surrendered, forfeited or expired	—	—
Exercised	—	—

Options outstanding at December 31, 2002	700,000	.825

Granted during the year	5,000,000	.01
Surrendered, forfeited or expired	—	—
Exercised	—	—

Options outstanding at December 31, 2003	5,700,000	$.111

Exercisable options outstanding, and the related weighted average exercise price at December 31, 2002 and 2003 were 700,000 and $.825 per share and 5,700,000 and $.111 per share, respectively.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

8       EMPLOYEE STOCK OPTION PLANS (Continued)

Summary of Stock Option Plans (Continued)

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2003 and 2002.

	2003	2002

Outstanding options:
Number outstanding	5,700,000	700,000
Weighted average exercise price	$.111	$.825
Weighted average remaining
contractual life in years	9.375	4.38

Exercisable options:
Number outstanding	5,700,000	700,000
Weighted average exercise price	$.111	$.825

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

	2003	2002

Pro forma:
Net loss	$(138,476)	$(210,040)
Loss per share	(0.015)	(0.026)

The fair vvalue of each option granted during the year ended December 31, 2003 and 2002, was $0.01 and $0.825, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

	2003	2002

Risk-free interest rate	3.60	4.50%
Expected life in years	9.375	4.38
Expected volatility	19.85%	20.80%
Expected dividend yield		—

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

9.      INCOME TAXES

The components of the deferred tax assets are as follows:

	2003	2002

Deferred tax assets:
Net operating loss carryforward	$1,550,000	$1,495,000

Valuation allowance	(1,550,000)	(1,495,000)

Net deferred tax assets	$—	$—

The Company had available approximately $3,890,000 and $3,750,000 of unused Federal and State net operating loss carryforwards, respectively, at December 31, 2003 and 2002 that may be applied against future taxable income. These net operating loss carryforwards expire for Federal purposes in 2022. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards. $800 is included in the provision for income taxes for the minimum tax due to the State of California for the year ended December 31, 2003 and 2002, and from inception through December 31, 2003.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuance’s of equity securities, including issuance’s with respect to acquisitions, have not been determined.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

9.       INCOME TAXES (Continued)

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	December 31, 2003	December 31, 2002

Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(5.83)%	(5.83)%

Effective tax rate	(39.83)%	(39.83)%

Valuation allowance	39.83%	39.83%

Effective income tax rate	0.00%	0.00%

10.     SUBSEQUENT EVENTS

Acquisition

On February 11, 2004, the Company completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation ("Skyline"), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation ("Core"), making Skyline a wholly-owned subsidiary of the Company. Skyline and Core, located in Newport Beach, California, are engaged in the marketing and distribution of durable medical equipment (DME) and billing systems to hospital networks, physician groups, and healthcare insurance providers throughout California and Nevada. The Company intends to continue and expand this business. Terms of the acquisition were $250,000 in cash at the closing, issuance of a promissory note in the principal amount of $250,000, issuance of 450,000 shares of Company common stock, and commencement of a consulting agreement with the selling shareholder for a period of up to 12 months. Under the consulting agreement, the selling shareholder received an additional 250,000 shares of Company stock which vests over the subsequent 12 months. The Skyline shareholder is an unrelated party to the Company and its affiliates, and the purchase price was determined by arms-length negotiations. The cash portion of the purchase price was paid by the Company using funds raised in a private placement of debentures and warrants as discussed in the following paragraph.

Capital Raise

In the first quarter of 2004, the Company raised a total of $302,400 from a private placement of debentures and warrants. The Company issued $300,000 in 10% convertible debentures, plus warrants to acquire 240,000 shares of Company common stock at $0.01 per share. Net proceeds received from the debenture offering were $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. All warrants issued under the debenture offering were exercised, for a total amount of 240,000 common shares issued in the first quarter of 2004. Net proceeds received from the exercise of the warrants was $2,400.

Additionally, in the first quarter of 2004, the company raised a total of $25,000 net proceeds from a private placement of its stock at $.50 per share. Total shares issued under the private placement were 50,000.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no events that are required to be reported under this Item.

ITEM 8A – DISCLOSURE CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers, and none of our officers and directors serve as a director for any other reporting issuer.

Name	Age	Position(s)

Shannon T. Squyres	44	Chief Executive Officer, Secretary, and Director (2002)

Steven D. Hargreaves	45	President, Chief Financial Officer, and Director (2002)

     Steven D. Hargreaves joined our Board of Directors and became an officer in April 2002 in conjunction with our acquisition of Caiban Enterprises, Inc. From 1993 to the present, Mr. Hargreaves has been a Managing Director of Genesis Partners, an investment management firm involved in all aspects of equity investments. Prior to co-founding Genesis Partners, Mr. Hargreaves was employed as an equity research analyst for Dean Witter Reynolds from 1992 to 1993. Mr. Hargreaves began his professional career as a Certified Public Accountant having worked for Arthur Andersen and Ernst & Whinney. Mr. Hargreaves graduated from the University of Southern California in 1991 with a Masters of Business Administration concentrating in Finance and from California State University, Long Beach in 1983 with a Bachelor of Science in Business Administration.

     Shannon T. Squyres joined our Board of Directors and became an officer in April 2002, along with Mr. Hargreaves, in conjunction with our acquisition of Caiban Enterprises, Inc. From 1987 to the present, Mr. Squyres has been President of Market Pathways Financial Relations Incorporated., a financial relations consulting firm working with publicly traded companies. Prior to founding Market Pathways in 1987, Mr. Squyres was a partner and director with the Newport Beach, CA firm of Investor Communication Systems where he established and organized regional offices in Chicago, New York, Portland and San Francisco. Mr. Squyres has worked in the financial industry for over 20 years and brings a wide range of expertise to the firm with extensive experience in corporate finance, investor relations and press relations. Mr. Squyres has worked with companies in such diverse industries as automotive airbags, military ordnance, dental supplies and services, specialty medical products, energy efficiency services, steel manufacturing, cable television operations, entertainment and multimedia production, sports franchising, mortgage banking, educational products and services, snack foods, pet products, consumer electronics, and computer software, hardware and services. He earned his B.A. in Communications/Public Relations from California State University, Fullerton

Audit Committee

      We do not currently have an audit committee, primarily because until our acquisition of Skyline we have had very little business activity other than maintaining our current corporate status.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     During the two most recent fiscal years, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File

Steven D. Hargreaves	-0-	-0-	5

Shannon T. Squyres	-0-	-0-	5

Code of Ethics

     On March 25, 2003, our Board of Directors unanimously adopted a Code of Ethics that applies to each of our employees, officers, and directors. Our Code of Ethics is designed to promote honest and ethical conduct, full, fair and accurate disclosure, and compliance with all applicable laws, rules and regulations. A copy of our Code of Ethics is included as an exhibit to this filing.

ITEM 10 – EXECUTIVE COMPENSATION

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2003 and 2002. In addition, the table shows compensation for our current executive officers. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

					Long Term Compensation

		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Shannon T. Squyres,	2003	$1	-0-	-0-	-0-	2,500,000	-0-	-0-
CEO and Secretary	2002	0	-0-	-0-	-0-	350,000	-0-	-0-

Steven D. Hargreaves,	2003	$1	-0-	-0-	-0-	2,500,000	-0-	-0-
President	2002	0	-0-	-0-	-0-	350,000	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted To Employees In FiscalYear	Exercise or Base Price ($/Sh)	Expiration Date

Shannon T. Squyres	2,500,000	50%	$0.011	5/31/13

Steven D. Hargreaves	2,500,000	50%	$0.011	5/31/13

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Shannon T. Squyres	N/A	N/A	N/A	N/A
Steven D. Hargreaves	N/A	N/A	N/A	N/A

     We do not have employment agreements with any of our officers or directors, and they do not receive or accrue any compensation at this time.

      On May 6, 2002, we issued 150,000 options to each of Mr. Squyres and Mr. Hargreaves under our 2000 Employee Stock Option Plan as compensation for services rendered. The options are exercisable until May 6, 2007 at an exercise price of $0.825 per share.

     On May 15, 2002, we issued 200,000 options to each of Mr. Squyres and Mr. Hargreaves under our 2002 Incentive and NonStatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 15, 2012 at an exercise price of $0.825 per share.

      On May 31, 2003, we issued 2,500,000 options to each of Mr. Squyres and Mr. Hargreaves under our 2003 Incentive and Nonstatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 31, 2013 at an exercise price of $0.011 per share.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 11, 2004, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common	Steven D. Hargreaves (2)	6,650,072	(3)	46.7	% (3)
Stock	1920 Main Street, Suite 980
	Irvine, CA 92614

Common	Shannon T. Squyres (2)	6,650,072	(4)	46.7	% (4)
Stock	1920 Main Street, Suite 980
	Irvine, CA 92614

Common	Chris A. McDonald	700,000		6.1%
Stock	1280 Bison Street
	Newport Beach, CA 92660

	All Officers and Directors	13,300,144	(3)(4)	77.8	%(3)(4)
	as a Group (2 Persons)

(1)	Unless otherwise indicated, based on 11,385,878 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Indicates a Director and Officer of the Company.

(3)	Includes 2,500,000 shares of common stock which may be acquired upon the exercise of options at $0.011 per share, 150,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share, and 200,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share.

(4)	Includes 2,500,000 shares of common stock which may be acquired upon the exercise of options at $0.011 per share, 150,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share, and 200,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share.

     There are no current arrangements that will result in a change in control.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 12, 2002, we entered into an Agreement and Plan of Merger with Caiban Holdings Inc., a Delaware corporation, Caiban Enterprises, Inc., Shannon T. Squyres, Steven D. Hargreaves, Michael Kwok, and Harold Radie (collectively, the “Caiban Stockholders”). Pursuant to the terms of the Agreement and Plan of Merger which closed on April 23, 2002, Caiban Enterprises, Inc. acquired all of the issued and outstanding shares of capital stock of Caiban Holdings, Inc. from the Caiban Stockholders in exchange for an aggregate of 7,835,200 newly issued shares of our common stock, with Shannon Squyres and Steven Squyres receiving 3,800,072 shares each (after giving effect to the 1-for-5 reverse stock split effective March 31, 2003. Concurrently, Caiban Enterprises, Inc. was merged into Caiban Holdings, Inc. and Caiban Holdings, Inc. became our wholly-owned subsidiary. As a condition to the Agreement and Plan of Merger, our directors prior to the transaction were required to resign and appoint Shannon Squyres and Steven Hargreaves as our executive officers and members of our Board of Directors.

On May 6, 2002, we issued 150,000 options to each of Mr. Squyres and Mr. Hargreaves under our 2000 Employee Stock Option Plan as compensation for services rendered. The options are exercisable until May 6, 2007 at an exercise price of $0.825 per share.

     On May 15, 2002, we issued 200,000 options to each of Mr. Squyres and Mr. Hargreaves under our 2002 Incentive and NonStatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 15, 2012 at an exercise price of $0.825 per share

     On May 31, 2003, we issued 2,500,000 options to each of Mr. Squyres and Mr. Hargreaves under our 2003 Incentive and Nonstatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 31, 2013 at an exercise price of $0.011 per share.

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

2.1	(1)	Agreement and Plan of Merger dated April 12, 2002 by and
		between ENexi Holdings, Inc., its subsidiary, Caiban
		Enterprises, Inc., and its shareholders

3.1	(2)	Certificate of Incorporation of Silver King Resources
		(Delaware), Inc., filed on April 13, 1999

3.2	(3)	Certificate of Merger of Silver King Resources, Inc. into Silver
		King Resources (Delaware), Inc.

3.3	(4)	Certificate of Amendment of Certificate of Incorporation dated
		July 17, 2002, changing name to eNexi Holdings, Inc.

3.4	(5)	Certificate of Amendment of Certificate of Incorporation dated
		November 5, 2002, changing name to Trinity3 Corporation

3.5		Certificate of Amendment of Certificate of Incorporation dated
		February 20, 2003, increasing the authorized common stock

3.6	(6)	Bylaws of Silver King Resources (Delaware), Inc.

10.1	(9)	ENexi Holdings, Inc. 2000 Equity Incentive Plan

10.2		Form of Stock Option Agreement under 2000 Equity Incentive
		Plan

10.3	(10)	ENexi Holdings, Inc. 2002 Stock Option/Stock Issuance Plan

10.4		Form of Option Agreement under 2002 Stock Option/Stock
		Issuance Plan

10.5		Trinity3 Corporation 2003 Incentive and Nonstatutory Stock
		Option Plan

10.6		Form of Option Agreement under the 2003 Incentive and
		Nonstatutory Stock Option Plan

10.7	(8)	Standard Office Lease for Premises Occupied by Skyline
		Orthopedics, Inc.

14	(7)	Code of Ethics

21		Subsidiaries of Trinity3 Corporation

23.1		Consent of Mendoza Berger & Company, LLP

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC,
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC,
Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the
Commission on May 8, 2002.
(2)	Incorporated by reference from Exhibit 2.1 to our Form 10-SB filed with the Commission on
July 8, 1999.
(3)	Incorporated by reference from Exhibit 2.2 to our Form 10-SB filed with the Commission on
July 8, 1999.
(4)	Incorporated by reference from our Schedule 14C filed with the Commission on May 26, 2000.
(5)	Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.
(6)	Incorporated by reference from Exhibit 2.3 to our Form 10-SB filed with the Commission on
July 8, 1999.
(7)	Incorporated by reference from Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the
quarter ended March 31, 2003 and filed with the Commission on May 16, 2003.
(8)	Exhibit not included herein, but will be filed as an exhibit to either a Current Report on Form 8-
K or our next Quarterly Report on Form 10-QSB.
(9)	Incorporated by reference from Exhibit 10.3 of our Registration Statement on Form SB-2 filed with the Commission on June 16, 2000.
(10)	Incorporated by reference from Exhibit 10.1 of our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.

     (b)     Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2003.

ITEM 14 – CONTROLS AND PROCEDURES

     See Item 8A – Controls and Procedures.

ITEM 15 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     During the fiscal years ended December 31, 2003 and 2002, the Company accrued or paid Mendoza Berger & Company, LLP a total of $11,000 and $22,500, respectively, for professional services rendered in connection with performance of our independent audits of our annual financial statements and reviews of financial statements included in our Form 10-QSB.

All Other Fees

     During the fiscal years ended December 31, 2003 and 2002, the Company did not accrue or pay Mendoza Berger & Company, LLP, for any other fees.

     Of the fees described above, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Shannon T. Squyres
Dated: April 14, 2004
By: Shannon T. Squyres Its: Chief Executive Officer and Secretary

/s/ Steven D. Hargreaves
Dated: April 14, 2004
By: Steven D. Hargreaves Its: President and Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shannon T. Squyres
Dated: April 14, 2004
By: Shannon T. Squyres, Director

/s/ Steven D. Hargreaves
Dated: April 14, 2004
By: Steven D. Hargreaves, Director