Form 10QSB
period 2004-03-31
TRINITY3 CORP
filed 2004-06-25
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-26651

Trinity3 Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0884085 (I.R.S. Employer Identification No.)
1920 Main Street, Suite 980 Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Registrant's telephone number, including area code (949) 910-2383

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes           No   _X_

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes           No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 18, 2004, there were 11,411,773 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes     No     .

TRINITY3 CORPORATION

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Financial Statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2004
	(Unaudited)	December 31, 2003

Current assets:
Cash	$24,445	$39
Accounts Receivable	186,460
Less: Allowance for doubtful accounts	(82,042)

Net	104,418
Inventory	45,158
Prepaids	6,695

Total Current Assets	180,716	39

Property, Plant and Equipment	163,479
Less: Accumulated Depreciation	(6,630)

Net	156,849

Goodwill (Note 5)	253,250

Total assets	$590,815	$39

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$178,705	$125,662
Accrued expenses	1,836
Note payable - related party	49,676	50,248
Income tax payable	1,600	800

Note Payable – (Notes 3 and 5)	250,000
Convertible Debentures – (Notes 3 and 5)	300,000

Total current liabilities	781,817	176,710

Stockholders’ equity: (Notes 3 and 5)	-	-
Common Stock:
$0.0001 par value, 2,000,000,000 shares authorized, 11,411,773 and 10,221,773 shares issued
and outstanding at March 31, 2004 and December 31, 2003, respectively.	1,141	1,022
Common Stock subscribed 650,000 shares	1,475
Additional paid-in capital	97,659	61,378
Accumulated deficit	(291,277)	(239,071)

Total stockholders’ equity (deficit)	(191,002)	(176,671)

Total liabilities and stockholders’ equity	$590,815	$39

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(UNAUDITED)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenues	$137,498	-

Cost of Goods Sold	34,691	-

Gross Margin	102,807	-

Operating expenses:

General and administrative	144,947	34,529

Earnings (Loss) before Interest, Taxes & Depreciation	(42,140)	(34,529)
and provision for income taxes

Interest Expense	1,836	-

Depreciation	6,630	-

Loss from operations	(50,606)	(34,529)

Provision for taxes	1,600	-

Net loss	$(52,206)	$(34,529)

Loss per share	$(.00)	$(.00)

Weighted average number of common shares outstanding	10,899,575	9,781,773

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock

	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed	Deficit Accumulated	Total Stockholders’ Equity

Balance at December 31, 2002	9,781,773	$978	$8,022	-	$(100,595)	$(91,595)

Shares issued for cash	100,000	10	49,990	-	-	50,000
Shares issued for services	340,000	34	3,366	-	-	3,400
Net loss	-	-	-	-	(138,476)	(138,476)

Balance at December 31, 2003	10,221,773	1,022	61,378	-	(239,071)	(176,671)

Shares issued for acquisition (Note 4)	450,000	45	4,455	-	-	4,500
Shares issued for cash: (Note 3)
private placement of stock -	50,000	5	24,995	-	-	25,000
warrant exercise under debentures -	240,000	24	2,376	-	-	2,400
Shares issued for services (Note 3)	450,000	45	4,455	-	-	4,500
Shares subscribed (650,000 shares)	-	-	-	$6,500	-	6,500
Shares subscribed - Deferred compensation	-	-	-	(3,350)	-	(3,350)
Shares issued – Deferred compensation	-	-	-	(1,675)	-	(1,675)

Net loss					(52,206)	(52,206)

Balance at March 31, 2004	11,411,773	$1,141	$97,659	$1,475	$(291,277)	$(191,002)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Cash flows from operating activities:
Net loss	$(52,206)	$(34,529)
Depreciation	6,630	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and current liabilities:		-
Increase (decrease) accounts receivable, net	(104,418)	-
Increase (decrease) inventory	(45,158)	-
Increase (decrease) prepaids/deposits	(6,695)	(25,000)
Increase (decrease) accounts payable	53,043	3,036
Increase (decrease) accrued expenses	1836	-
Increase (decrease) taxes payable	800	-

Net cash provided by (used in) operations	(146,168)	(56,493)

Cash flows from financing activities:
Proceeds from note payable - related party	-	56,453
Payment of note payable - related party	(572)	-
Issuance of common stock:		-
for cash –	25,000	-
for services –	4,500	-
under warrant exercise –	2,400	-
Stock subscription	1,475
Acquisition related issuances:
note payable –	250,000	-
stock -	4,500	-
Issuance of debentures	300,000	-
Investment activities:
Property, plant & equipment, net	(163,479)	-
Goodwill generated in acquisition	(253,250)	-

Net cash provided by (used in) financing &
financing & investment activities	170,574	56,453

Net increase (decrease) in cash	24,406	(40)

Cash, beginning of period	39	48

Cash, end of period	$24,445	$8

The accompanying notes are an integral part of these financial statements

7

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Supplemental disclosures of non-cash
operating, investing, and financing activities

Issuance of stock for acquisition
	$4,500	$-

Issuance of stock for services	$4,500	$-

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

1.   INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the Company) as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

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

Useful Life of Assets, Depreciation

Equipment – 5 years
Computers and Software – 3 years

3.   STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock

During the first quarter of 2004, the company sold 50,000 shares of its common stock, in a private placement pursuant to provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, to accredited investors, for net proceeds of $25,000.

Sale of Debentures with Warrants

During the first quarter of 2004, the Company raised a total of $302,400 from a private placement of debentures and warrants. The Company issued $300,000 in 10% convertible debentures, plus warrants to acquire 240,000 shares of Company common stock at $0.01 per share. Net proceeds received from the debenture offering were $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. All warrants issued under the debenture offering were exercised, for a total amount of 240,000 common shares issued in the first quarter of 2004. Net proceeds received from the exercise of the warrants was $2,400.

Issuance of Common Stock for Services Rendered

During the first quarter of 2004, 597,500 shares were issued or accrued at fair market value of $.01 per share to various consultants for services rendered and to be rendered to the company. The expense of these shares resulted in a charge of $5,975 recorded in the current period.

Issuance of Warrants on Common Stock for Services Rendered

During the first quarter of 2004, warrants were issued, exercisable at $.01 per share, the fair market value on the date of grant, on 600,000 shares of the company’s stock to certain consultants to the company for services to be rendered to the company.

Cancellation of Preferred Stock

In April 2004, the company cancelled its Preferred Series A, B, C, and D stock. No shares were issued or outstanding during 2002 or 2003.

4.   ACQUISITION

On February 11, 2004, the Company completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation ("Skyline"), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation ("Core"), making Skyline a wholly-owned subsidiary of the Company. Skyline and Core, located in Newport Beach, California, are engaged in the marketing and distribution of durable medical equipment (DME) and billing systems to hospital networks, physician groups, and healthcare insurance providers throughout California and Nevada. The Company intends to continue and expand this business. Terms of the acquisition were $250,000 in cash at the closing, issuance of a promissory note in the principal amount of $250,000, issuance of 450,000 shares of Company common stock, and commencement of a consulting agreement with the selling shareholder for a period of up to 12 months. Under the consulting agreement, the selling shareholder received an additional 250,000 shares of Company stock which vests over the subsequent 12 months. The Skyline shareholder is an unrelated party to the Company and its affiliates, and the purchase price was determined by arms-length negotiations. The cash portion of the purchase price was paid by the Company using funds raised in a private placement of debentures and warrants as discussed in Note 3.

    The Fair Market Value on 2/11/04 of Assets purchased is as follows:

Asset	Amount

Cash	$8,846
Accounts Receivable, Net	101,014
Inventory	45,158
Property and Equipment, FMV	163,479
Goodwill generated	253,250

Total Cost of Acquisition	571,747
Less: Liabilities Assumed	(67,247)

Net consideration paid	$504,500

Consideration Paid by Category:
Cash	$250,000
Note Payable	250,000
Stock Issued (450,000 shares)	4,500

$504,500

The Company has elected to exercise its option under the Purchase/Sale agreement to offset certain scheduled payments to the seller, including $150,000 due May 11, 2004 and $100,000 due August 9, 2004, pending the final outcome of the resolution of certain acounting and contractual issues. The Purchase Agreement allows for offsetting certain specific and non specific liabilities and losses incurred as of transaction date and post-transaction date. Management has estimated the minimum amount of offsets to the purchase price to be approximately $297,000.

The company is currently in discussions with the former owner of Skyline to determine the final amount which will be offset against the purchase price and the remaining balance due.

5.    SUBSEQUENT EVENTS

Stock Option Plans

On April 26, 2004, the Company’s Board of Directors approved the Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan. The Plan was approved by the shareholders at the Annual Shareholder Meeting on May 31, 2004. Under the 2004 Plan, 2,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to key employees, officers, directors or consultants. The terms of the 2004 Plan are substantially the same as the 2003 Plan, more fully described in the company’s December 31, 2003 10K filing. No grants have occurred to date under the 2004 Plan.

ITEM 2    Management 's Discussion and Analysis or Plan of Operation

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following table sets forth, for the periods indicated, selected financial information for Trinity3:

	Three months ended March 31, 2004	Three months ended March 31, 2003

Statement of Operations Data:

Revenue	$137,498	$-
Expenses	189,704	34,529

Net Loss	(52,206)	(34,529)

Balance Sheet Data:

Current Assets	180,716	25,008

Total Assets	590,815	25,008

Total Current Liabilities	781,817	151,132

Accumulated Deficit	(291,277)	(135,124)

Stockholders Equity (Deficit)	$(191,002)	$(126,124)

Summary Overview

We currently are divided into three business units: healthcare, consumer products and East Asian Import Export. First, is our healthcare division, anchored by our subsidiary, Skyline Orthopedics, Inc., (“Skyline”) and its subsidiary, Core Management Services, Inc., both of which we purchased on February 11, 2004. Skyline and Core are engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. Core provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We plan on growing this division through internal growth of top line revenues and strategic acquisitions. The consolidated operations of Skyline and Core are included in these financial statements, for all operations beginning February 12, 2004.

Second, is our consumer products division, anchored by our subsidiary, Trinity3 Acceptance Corp (“TAC”), which is a financing subsidiary set up to facilitate payments between Trinity3 Corporation, its customers and its suppliers. TAC produced minimal revenue of $20,000 in calendar 2003 and no revenues to date in 2004. Our consumer products division has had no other operations or revenues since inception. We are seeking opportunities in this area to provide shareholder value.

Third, is our East Asian Import Export division, anchored by Caiban Holdings, Inc. (“Caiban”). As we realign the Company, we have decided to focus on opportunities outside of East Asian Import Export business, and as a result, will be selling or shutting down Caiban which has had no operations or sales since inception.

As a result of our growth plans, our biggest challenges will be threefold: managing our growth, generating positive cash flow, and integrating our acquisition of Skyline.

Results of Operations

Introduction

Our operations for the first quarter 2004 and 2003 are vastly different, reflecting our change from a development stage company to one with operations, as a result of the Skyline acquisition. Our consolidated financial statements for the three months ended March 31, 2004 reflect this change in operations. Our consolidated revenues for the three months ended March 31, 2004 were $137,498 compared to $-0- for the same period in 2003. With our increase in revenues, we also incurred significant operating costs and we continue to operate at a loss. Our first quarter 2004 operating expenses are larger because of the larger base of fixed costs necessary to operate the parent company and its recently acquired operating subsidiaries. As a result, our operating expenses during the first quarter 2004 ($144,947) were significantly greater than the same period in 2003 ($34,529). Additionally, we incurred significant legal and accounting costs associated with the Skyline acquisition during the first quarter 2004.

Three months ended March 31, 2004 compared to three months ended March 31, 2003 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the three months ended March 31, 2004 and 2003, respectively, are as follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Percentage Change

Revenue	$137,498	$-	nm
Cost of Goods Sold	34,691	-	nm
General & Administrative Expenses	144,947	34,529	319%
Interest, Depreciation and Taxes	10,066	-	nm

Loss from Operations	$(52,206)	$(34,529)	51%

Revenues

Revenues for the three months ended March 31, 2004 were $137,498 compared to $-0- for the same period in 2003. Revenues increased in 2004 due to the operations acquired in the Skyline acquisition. The operations of Skyline and Core accounted for $137,498, or 100% of our revenues for the three months ended March 31, 2004.

Cost of Goods Sold

Cost of goods sold was $34,691 for the three months ended March 31, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of good sold for Skyline and Core were $34,691, or 100% of our total cost of goods sold for the three months ended March 31, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $144,947 for the three months ended March 31, 2004 as compared to $34,529 for the same period in 2003, an increase of 319%. This increase in 2004 is due to the operations acquired in the Skyline acquisition, plus one-time increased legal and accounting expenses associated with the acquisition of Skyline.

Net Loss

Trinity3 experienced a net loss of ($52,206) for the year three months ended March 31, 2004 compared to a net loss of ($34,529) for the same period in 2003, an increase of 51%. This increase is attributable primarily to one-time increased legal and accounting expenses associated with the acquisition of Skyline, and other costs associated with assimilating the Skyline acquisition.

Liquidity and Capital Resources

Introduction

During three months ended March 31, 2004, the Company did generate positive operating cash flows. Cash totaled $24,445 and $8 at March 31, 2004 and 2003, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2004 and 2003, respectively, are as follows:

	March 31, 2004	March 31, 2003	Percentage Change

Cash	$24,445	$8	nm
Total Current Assets	180,716	25,008	622%
Total Assets	590,815	25,008	2,262%
Total Current Liabilities	781,817	151,132	417%
Total Liabilities	$781,817	$151,132	417%

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

Sources and Uses of Cash

Operations

Net cash used by operations was $146,168 for the three months ended March 31, 2004, as compared to $56,493 for the same period in 2003. Negative operating cash flows during 2004 were primarily created by increased investment in accounts receivable and inventory of the Skyline acquisition

Financing

Net cash provided by financing activities was $170,574 and $56,453 respectively, for the three months ended March 31, 2004 and 2003. Net cash provided by financing activities during the three months ended March 31, 2003 was accomplished solely by loans from company officers. In 2004, financing activities included sale of company stock for cash, netting $25,000, warrant exercise, netting $2,400, and issuance of debentures, netting $300,000. Additionally, the company issued a note payable in the Skyline acquisition for $250,000. Investment activities using a substantial portion of the cash raised by financing activities included $163,479 net investment in property, plant & equipment in the Skyline acquisition and generation of $253,250 goodwill in the Skyline acquisition.

Debt Instruments, Guarantees, and Related Covenants

As of March 31, 2004 and 2003, the Company had $300,000 and $-0-, respectively, of debt instruments outstanding. During the first quarter 2004, in a private placement, the Company issued $300,000 of 10% convertible debentures, plus attached warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. The proceeds were used to complete the Skyline acquisition and fund the Company’s working capital requirements. The 10% interest rate on the convertible debentures will not add any current debt service load to the Company, as the interest is due at maturity, March 1, 2005. Interest expense for the 3 months ended March 31, 2004 of $1,836 is attributable to this debenture issue.

As a result of the Skyline acquisition, the company is currently contingently liable as a co-guarantor on a loan payable to a bank on behalf of the previous owner of Skyline. The amount of the loan as of May 31, 2004 is $74,991. Terms of the acquisition agreement provide for the contingent co- guarantor status to be removed, post closing of the transaction.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Off Balance Sheet Contracts

At March 31, 2004 and 2003, there were no “off balance sheet” contracts or items to record.

ITEM 3    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1Legal Proceedings

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

ITEM 2Changes in Securities and Use of Proceeds

In February 2004, as part of the consideration paid for our acquisition of Skyline and Core, we issued 450,000 shares of our common stock, restricted in accordance with Rule 144, to the seller. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was an accredited investor.

In February 2004, we issued 150,000 shares of our common stock, restricted in accordance with Rule 144, to a consultant for services rendered. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was a sophisticated purchaser.

In February 2004, we issued warrants to purchase a total of 240,000 shares of our common stock at $0.01 per share, to investors in conjunction with a private placement consisting of a 10% Convertible Debenture and warrants. The investors exercised their rights under the warrants and purchased the 240,000 shares of our common stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited investors.

ITEM 3    Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5    Other Information

Acquisition of Skyline Orthopedics, Inc.

On February 11, 2004, we completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation (“Skyline”), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation (“Core”), making Skyline a wholly-owned subsidiary of the Company. Skyline and Core, located in Newport Beach, California, are engaged in the marketing and distribution of durable medical equipment and billing systems to hospital networks, physician groups, and healthcare insurance providers throughout California and Nevada.

As consideration for the purchase, we paid to Skyline’s sole shareholder $250,000 in cash at the closing, issued a promissory note in the principal amount of $250,000, issued 450,000 shares of Company common stock, and entered into a consulting agreement with the shareholder for a period of up to 12 months. The Skyline shareholder is an unrelated party to the Company and its affiliates, and the purchase price was determined by arms-length negotiations.

We paid the cash portion of the purchase price using funds raised in a private placement of debentures and warrants. We issued $250,000 in 10% convertible debentures, plus warrants to acquire 200,000 shares of Company common stock at $0.01 per share, in exchange for $250,000. The debenture is due March 1, 2005, and is convertible at the option of the holder into Company common stock at $2.00 per share.

Status of Promissory Note

On May 11, 2004, our first payment under that certain promissory note dated February 11, 2004, became due to seller under the terms of the Skyline acquisition. We did not make that payment, electing instead to exercise our option under the Purchase Agreement to offset certain scheduled payments to the seller, including $150,000 that was due May 11, 2004, pending the final outcome of certain accounting and contractual issues relating to the Skyline and Core acquisition. The Purchase Agreement allows for offsetting certain specific and non-specific liabilities and losses incurred as of transaction date and post-transaction date.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

No.	Title
2.1 (1)	Reorganization and Stock Purchase Agreement dated February 4, 2004

2.2 (1)	Extension Agreement dated February 10, 2004

2.3 (1)	Promissory Note dated February 11, 2004

2.4 (1)	Guaranty dated February 11, 2004

2.5 (1)	Security Agreement dated February 11, 2004

2.6 (1)	Consulting Agreement dated February 11, 2004

3.1 (2)	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999

3.2 (3)	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc.

3.3 (4)	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc.

3.4 (5)	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation

3.5 (6)	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock

3.6 (7)	Bylaws of Silver King Resources (Delaware), Inc.

4.1 (1)	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004

4.2 (1)	10% Convertible Debenture dated February 9, 2004

4.3 (1)	Security Agreement dated February 9, 2004

4.4 (1)	Warrant Agreement dated February 9, 2004

10.1	Form of Securities Purchase Agreement for 10% Convertible Debenture and Warrant Units

10.2	Form of Convertible Debenture for 10% Convertible Debenture and Warrant Units

10.3	Form of Security Agreement for 10% Convertible Debenture

10.4	Form of Warrant for 10% Convertible Debenture and Warrant Units

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (1)   Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 26, 2004.
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
(5)   Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.

(6)   Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.
(7)   Incorporated by reference from Exhibit 2.3 to our Form 10-SB filed with the Commission on July 8, 1999.

(b)   Reports on Form 8-K

On February 26, 2004, we filed an Item 2 Current Report on Form 8-K dated February 11, 2004 describing our acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation (“Skyline”), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation (“Core”). In this Form 8-K we stated we would be filing a subsequent Report on Form 8-K, which would include audited historical and pro forma financial statements for Skyline and Core, by April 26, 2004. Due to pending audit results we have not filed the required amended Form 8-K with the audited historical and pro forma financial statement for Skyline and Core.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2004	Trinity3 Corporation

/s/ Shannon T. Squyres

By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary

Dated: June 25, 2004	Trinity3 Corporation

/s/ Steven D. Hargreaves

By: Steven D. Hargreaves
Its: President and Chief Financial Officer

