Form 10QSB/A
period 2004-03-31
TRINITY3 CORP
filed 2004-08-19
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
Form 10-QSB/A

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
(check one):

Yes     No     .

TRINITY3 CORPORATION

PART I

Trinity3 has restated its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004. The Quarterly Report was originally filed with the Commission on June 25, 2004. The purpose of this amendment is to comply with certain formatting changes required by our outside auditors in the attached financial statements, more specifically, the Consolidated Statements of Income, Consolidated Statement of Changes in Stockholders' Equity; and Consolidated Statements of Cash Flows; and to clarify our Changes in Securities and Use of Proceeds under Item 2 of Part 2. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1    Financial Statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004 (Unaudited)	December 31, 2003

Current assets: Cash	$24,445	$39
Accounts receivable, net of allowance for doubtful accounts of $82,042	104,418	-
Inventory	45,158	-
Prepaids	6,695	-

Total current assets	180,716	39

Property, plant and equipment	163,479	-
Less: accumulated depreciation	(6,630)	-

Net property, plant and equipment	156,849	-

Goodwill (Note 4)	253,250	-

Total assets	$590,815	$39

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$178,705	$125,662
Accrued expenses	1,836	-
Note payable - related party	49,676	50,248
Income tax payable	1,600	800
Note payable – (Note 4)	250,000	-
Convertible debentures – (Note 3)	300,000	-

Total current liabilities	781,817	176,710

Stockholders’ equity: (Notes 3 and 5) Common Stock: $0.0001 par value, 2,000,000,000 shares authorized, 11,411,773 and 10,221,773 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	1,141	1,022
Additional paid-in capital	97,659	61,378
Common Stock Issued for Deferred Compensation	(1,675)	-
Common Stock Subscribed, 650,000 shares	3,150	-
Accumulated deficit	(291,277)	(239,071)

Total stockholders' equity (deficit)	(191,002)	(176,671)

Total liabilities and stockholders’ equity	$590,815	$39

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenues	$204,607	$-
Cost of goods sold	101,800	-

Gross profit	102,807	-
Operating expenses:
General and administrative	144,947	34,529
Depreciation	6,630	-

Income (loss) from operations before interest and provision
for income taxes	(48,770)	(34,529)
Interest expense	1,836	-

Loss before provision for income taxes	(50,606)	(34,529)
Provision for income taxes	1,600	-

Net loss	$(52,206)	$(34,529)

Loss per share – basic and diluted	$(.00)	$(.00)

Weighted average number of common shares outstanding	10,899,575	9,781,773

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock

	Number of Shares	Amount	Additional Paid -in Capital	Stock Issued for Deferred Compensation	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholder's Equity

Balance at December 31, 2002	9,781,773	$978	$8,022	$-	$-	$(100,595)	$(91,595)

Shares issued for cash	100,000	10	49,990	-	-	-	50,000
Shares issued for services	340,000	34	3,366	-	-	-	3,400
Net loss	-	-	-	-	-	(138,476)	(138,476)

Balance at December 31, 2003	10,221,773	1,022	61,378	-	-	(239,071)	(176,671)

Shares issued for acquisition (Note 4)	450,000	45	4,455	-	-	-	4,500
Shares issued for cash: (Note 3)
private placement of stock	50,000	5	24,995	-	-	-	25,000
warrant exercise under debentures	240,000	24	2,376	-	-	-	2,400
Shares issued for services (Note 3)	550,000	55	5,445	-	-	-	5,500
Shares subscribed, not issued, 650,000 shares
(Note 3)	-	-	-	-	6,500	-	6,500
Shares subscribed, not issued - deferred compensation
(Note 3)	-	-	-	-	(3,350)	-	(3,350)
Shares issued – deferred compensation, (Note 3)	-	-	-	(1,675)	-	-	(1,675)
Shares cancelled	(100,000)	(10)	(990)	-	-	-	(1,000)
Net loss						(52,206)	(52,206)

Balance at March 31, 2004 - Unaudited	11,411,773	$1,141	$97,659	$(1,675)	$3,150	$(291,277)	$(191,002)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Cash flows from operating activities:
Net loss	$(52,206)	$(34,529)

Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	6,630
Shares issued for services	5,975
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	(3,403)	-
(Increase) decrease prepaids	(6,695)	(25,000)
Increase (decrease) accounts payable	2,899	3,036
Increase (decrease) accrued expenses	(15,268)	-
Increase (decrease) taxes payable	800	-

Net cash provided (used) by operations	(61,268)	(56,493)

Cash flows from investing activities:
Acquisition of net assets, less cash balance (Note 4)	(241,154)	-

Net cash provided (used) by investing activities	(241,154)	-

Cash flows from financing activities:
Proceeds from note payable - related party	-	56,453
Payment of note payable - related party	(572)	-
Issuance of common stock:
for cash	25,000	-
warrants exercised	2,400	-
Issuance of debentures	300,000	-

Net cash provided (used) by financing activities	326,828	56,453

Net increase (decrease) in cash	24,406	(40)
Cash, beginning of period	39	48

Cash, end of period	$24,445	$8

The accompanying notes are an integral part of these financial statements

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Three months ended March 31, 2004	Three months ended March 31, 2003

Supplemental disclosures of non-cash operating, investing, and financing activities

Issuance of common stock for acquisition	$4,500	$-

Issuance of note payable for acquistion	$250,000	$-

Issuance of common stock for services	$4,500	$-

Common stock subscribed for services	$1,475	$-

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

Inventory

Inventory, which consists only of finished goods, is stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Property and Equipment and Depreciation

Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc. (See Note 4) and valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the three months ended March 31, 2004 and 2003 was $6,630 and $0, respectively.

3.   STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock

During the first quarter of 2004, the Company sold 50,000 shares of its common stock, in a private placement pursuant to provisions of Section 4(2) of the Securities Act of 1933 to accredited investors, for net proceeds of $25,000. Each share “unit” contained one attached “A” warrant exercisable at $1.00 per share, expiring two years from registration of the underlying stock, and one “B” warrant exercisable at $2.00 per share, expiring three years from the date of issuance of the unit.

Sale of Debentures with Warrants

During the first quarter of 2004, the Company raised a total of $302,400 from a private placement of debentures and warrants. The Company issued $300,000 in 10% convertible debentures, plus warrants to acquire 240,000 shares of Company common stock at $0.01 per share. Net proceeds received from the debenture offering were $300,000. The debentures, which are secured by substantially all of the assets of the company, are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. All warrants issued under the debenture offering were exercised, for a total amount of 240,000 common shares issued in the first quarter of 2004. Net proceeds received from the exercise of the warrants was $2,400.

Issuance of Common Stock for Services

During the first quarter of 2004, the Company entered into various consulting agreements. The agreements provide for 200,000 shares of restricted common stock and 1,000,000 shares of unrestricted common stock to be issued for services provided. The value of the compensation was based on the fair market value of the shares on the dates of the agreements of $0.01, a total of $12,000. The Company recorded compensation expense related to these agreements of $6,975 for the quarter ended March 31, 2004, deferred compensation of $5,025, and 650,000 shares as common stock subscribed totaling $6,500.

Issuance of Warrants on Common Stock for Services

During the first quarter of 2004, warrants were issued to acquire 600,000 shares of the Company’s common stock exercisable at $.01 per share, the fair market value on the date of grant. These warrants were issued to certain consultants for services to be rendered to the Company.

Cancellation of Preferred Stock

In April 2004, the company cancelled its Preferred Series A, B, C, and D stock. No shares were issued or outstanding during the year and three months ended December 31, 2003 and March 31, 2004, respectively.

4.   ACQUISITION

On February 11, 2004, the Company completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation (“Skyline”), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation (“Core”), making Skyline a wholly-owned subsidiary of the Company. Skyline and Core, located in Newport Beach, California, are engaged in the marketing and distribution of durable medical equipment (DME) and billing systems to hospital networks, physician groups, and healthcare insurance providers throughout California and Nevada. Terms of the acquisition were as follows:

  $250,000 in cash at the closing
  Issuance of a promissory note in the principal amount of $250,000. The note, due in two installments of $150,000 on or before May 11, 2004 and $100,000 on or before August 9, 2004, is non-interest bearing and is secured by substantially all of the assets of the Company. The note has been recorded at its full value and has not been discounted due to immateriality.
  Issuance of 450,000 shares of restricted common stock.
  Commencement of a consulting agreement with the selling shareholder for a period of up to 12 months. Under the consulting agreement, the selling shareholder received an additional 250,000 shares of common stock which vests over the subsequent six months.

The Skyline shareholder is an unrelated party to the Company and its affiliates, and the purchase price was determined by arms-length negotiations. The cash portion of the purchase price was paid by the Company using funds raised in a private placement of debentures and warrants as discussed in Note 3.

The fair market value on February 11, 2004 of net assets purchased is as follows:

Asset	Amount

Cash	$8,846
Accounts Receivable, Net	101,014
Inventory	45,158
Property and Equipment, FMV	163,479
Goodwill generated	253,250

Total Cost of Acquisition	571,747
Less: Liabilities Assumed	(67,247)

Net consideration paid	$504,500

Consideration Paid by Category:
Cash	$250,000
Note Payable	250,000
Stock Issued (450,000 shares)	4,500

$504,500

The Company has elected to exercise its option under the Purchase Agreement to offset certain scheduled payments to the seller, including $150,000 due May 11, 2004 and $100,000 due August 9, 2004, pending the final outcome of the resolution of certain accounting and contractual issues. The Purchase Agreement allows for offsetting certain liabilities and losses. Management has estimated the minimum amount of offsets to the purchase price to be approximately $297,000.

The Company is currently in discussions with the former owner of Skyline to determine the final amount, which will be offset against the purchase price and the remaining balance due.

5.    SUBSEQUENT EVENTS

Stock Option Plans

On April 26, 2004, the Company’s Board of Directors approved the Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan. The Plan was approved by the shareholders at the Annual Shareholder Meeting on May 31, 2004. Under the 2004 Plan, 2,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to key employees, officers, directors or consultants. The terms of the 2004 Plan are substantially the same as the 2003 Plan, more fully described in the company’s December 31, 2003 10K-SB filing. No grants have occurred to date under the 2004 Plan.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following table sets forth, for the periods indicated, selected financial information for Trinity3:

Statement of Operations Data:	Three months ended March 31, 2004	Three months ended March 31, 2003

Revenue	$204,607	$-

Expenses	256,813	34,529

Net Loss	$(52,206)	$(34,529)

Balance Sheet Data:

Current Assets	$180,716	$25,008

Total Assets	590,815	25,008

Total Current Liabilities	781,817	151,132

Accumulated Deficit	(291,277)	(135,124)

Stockholders Equity (Deficit)	$(191,002)	$(126,124)

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

Results of Operations

Introduction

Our operations for the first quarter 2004 and 2003 are vastly different, reflecting our change from a development stage company to one with operations, as a result of the Skyline acquisition. Our consolidated financial statements for the three months ended March 31, 2004 reflect this change in operations. Our consolidated revenues for the three months ended March 31, 2004 were $204,607 compared to $-0- for the same period in 2003. With our increase in revenues, we also incurred significant operating costs and we continue to operate at a loss. Our first quarter 2004 operating expenses are larger because of the larger base of fixed costs necessary to operate the Parent Company and its recently acquired operating subsidiaries. As a result, our operating expenses during the first quarter 2004 of $144,947 were significantly greater than the same period in 2003 of $34,529. Additionally, we incurred significant legal and accounting costs associated with the Skyline acquisition during the first quarter 2004.

Three months ended March 31, 2004 compared to three months ended March 31, 2003 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the three months ended March 31, 2004 and 2003, respectively, are as follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Percentage Change

Revenue	$204,607	$-	nm
Cost of Goods Sold	101,800	-	nm
General & Administrative Expenses	144,947	34,529	319%
Interest, Depreciation and Taxes	10,066	-	nm

Loss from Operations	$(52,206)	$(34,529)	51%

Revenues

    Revenues for the three months ended March 31, 2004 were $204,607 compared to $-0- for the same period in 2003. Revenues increased in 2004 due to the operations acquired in the Skyline acquisition. The operations of Skyline and Core accounted for $204,607, or 100% of our revenues for the three months ended March 31, 2004.

Cost of Goods Sold

Cost of goods sold was $101,800 for the three months ended March 31, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of good sold for Skyline and Core were $101,800, or 100% of our total cost of goods sold for the three months ended March 31, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $144,947 for the three months ended March 31, 2004 as compared to $34,529 for the same period in 2003, an increase of 319%. This increase in 2004 is due to the operations acquired in the Skyline acquisition, plus one-time increased legal and accounting expenses associated with the acquisition of Skyline

Net Loss

The Company experienced a net loss of ($52,206) for the year three months ended March 31, 2004 compared to a net loss of ($34,529) for the same period in 2003, an increase of 51%. This increase is attributable primarily to one-time increased legal and accounting expenses associated with the acquisition of Skyline, and other costs associated with assimilating the Skyline acquisition.

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

Sources and Uses of Cash

Operations

Net cash used by operations was $61,268 for the three months ended March 31, 2004, as compared to $56,493 for the same period in 2003. Negative operating cash flows during 2004 were created primarily by the continual fixed overhead costs associated with running the Parent Company as well as increased legal and accounting expenses associated with the acquisition of Skyline.

Investing

Net cash used by investing activities was $241,154 and $-0-, for the three months ended March 31, 2004 and 2003, respectively. Investing activities for the three months ended March 31, 2004 consisted entirely of the acquisition of net assets in the Skyline acquisition: $241,154 net assets acquired, plus $8,846 in cash.

Financing

Net cash provided by financing activities was $326,828 and $56,453, for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by financing activities during the three months ended March 31, 2003 was accomplished solely by loans from company officers. In 2004, financing activities included sale of company stock for cash, netting $25,000, warrant exercise, netting $2,400, and issuance of debentures, netting $300,000. Additionally, the company issued a note payable in the Skyline acquisition for $250,000.

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

ITEM 1    Legal Proceedings

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

ITEM 2    Changes in Securities and Use of Proceeds

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

In February 2004, we issued 50,000 shares of our common stock, in a private placement, to two investors in exchange for net proceeds of $25,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited investors.

In February 2004, we issued $300,000 in 10% Convertible Debentures. The Debentures, which are secured by substantially all of the assets of the Company, are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. In connection with the issuance of the 10% Convertible Debentures, we issued warrants to acquire 240,000 shares of Company common stock at $0.01 per share. All warrants issued under the debenture offering were exercised, for a total amount of 240,000 common shares issued in the first quarter of 2004. The issuance of the Convertible Debentures and the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were accredited investors.

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

We paid the cash portion of the purchase price using a portion of funds raised in a private placement of debentures and warrants. We issued $300,000 of 10% convertible debentures, plus attached warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debenture is due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share.

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

ITEM 6    Exhibits and Reports on Form 8-K

(a)   Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated February 4, 2004

2.2 (1)	Extension Agreement dated February 10, 2004

2.3 (1)	Promissory Note dated February 11, 2004

2.4 (1)	Guaranty dated February 11, 2004

2.5 (1)	Security Agreement dated February 11, 2004

2.6 (1)	Consulting Agreement dated February 11, 2004

3.1 (2)	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999

3.2 (3)	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc.

3.3 (4)	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc.

3.4 (5)	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation

3.5 (6)	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock

3.6 (7)	Bylaws of Silver King Resources (Delaware), Inc.

4.1 (1)	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004

4.2 (1)	10% Convertible Debenture dated February 9, 2004

4.3 (1)	Security Agreement dated February 9, 2004

4.4 (1)	Warrant Agreement dated February 9, 2004

10.1 (8)	Form of Securities Purchase Agreement for 10% Convertible Debenture and Warrant Units

10.2 (8)	Form of Convertible Debenture for 10% Convertible Debenture and Warrant Units

10.3 (8)	Form of Security Agreement for 10% Convertible Debenture

10.4 (8)	Form of Warrant for 10% Convertible Debenture and Warrant Units

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(5)   Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.
(6)   Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.
(7)   Incorporated by reference from Exhibit 2.3 to our Form 10-SB filed with the Commission on July 8, 1999.
(8)   Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on June 25, 2004.

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

Dated: August 18, 2004	Trinity3 Corporation

/s/ Shannon T. Squyres

By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary

Dated: August 18, 2004	Trinity3 Corporation

/s/ Steven D. Hargreaves

By: Steven D. Hargreaves
Its: President and Chief Financial Officer

