Form 10QSB
period 2004-06-30
TRINITY3 CORP
filed 2004-09-08
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 18, 2004, there were 11,411,773 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes       No

TRINITY3 CORPORATION

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Financial Statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003

Current assets:
Cash	$5,323	$39
Accounts receivable (net of allowance for doubtful accounts of $39,633
and $-0-, at June 30, 2004 and December 31, 2003, respectively)	126,781	-
Inventory	28,606	-
Prepaids	-	-
Total current assets	160,710	39

Property, plant and equipment	178,776	-
Less: accumulated depreciation	(17,292)	-
	161,484	-

Goodwill (Note 4)	253,250	-

Total assets	$575,444	$39

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$187,091	$125,662
Accrued expenses	9,315	-
Note payable - related party	55,568	50,248
Income tax payable	1,600	800
Note payable - (Note 4)	250,000	-
Convertible debentures - (Note 3)	300,000	-
Total current liabilities	803,574	176,710

Stockholders’ equity: (Notes 3 and 5)
Common Stock:
$0.0001 par value, 2,000,000,000 shares authorized, 11,411,773 and
10,221,773 shares issued and outstanding at June 30, 2004 and
December 31, 2003, respectively	1,141	1,022
Additional paid-in capital	97,659	61,378
Common Stock Issued for Deferred Compensation	(425)	-
Common Stock Subscribed, 650,000 shares	5,650	-
Accumulated deficit	(332,155)	(239,071)
Total stockholders’ equity (deficit)	(228,130)	(176,671)

Total liabilities and stockholders’ equity	$575,444	$39

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Revenues	$362,298	$20,000	$566,905	$20,000
Cost of goods sold	186,555	-	288,355	-
Gross profit	175,743	20,000	278,550	20,000
Operating expenses:
General and administrative	198,502	48,516	343,449	83,045
Depreciation	10,662	-	17,292	-
Income (loss) from operations before
interest and provision for income taxes	(33,421)	(28,516)	(82,191)	(63,045)
Interest expense	7,457	-	9,293	-
Loss before provision for income taxes	(40,878)	(28,516)	(91,484)	(63,045)
Provision for taxes	-		1,600	-
Net loss	$(40,878)	$(28,516)	$(93,084)	$(63,045)

Loss per share - basic and diluted	$(.00)	$(.00)	$(.01)	$(.01)
Weighted average number of common shares
outstanding - basic and diluted	11,411,773	9,781,773	11,155,674	9,781,773
The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Issued for Deferred Compensation	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2002	9,781,733	$978	$8,022	$-	$-	$(100,595)	$(91,595)
Shares issued for cash	100,000	10	49,990	-	-	-	50,000
Shares issued for services	340,000	34	3,366	-	-	-	3,400
Net loss	-	-	-	-	-	(138,476)	(138,476)
Balance at December 31, 2003	10,221,773	1,022	61,378	-	-	(239,071)	(176,671)
Shares issued for acquisition (Note 4)	450,000	45	4,455	-	-	-	4,500
Shares issued for cash: (Note 3)
private placement of stock	50,000	5	24,995	-	-	-	25,000
warrant exercise under debentures	240,000	24	2,376	-	-	-	2,400
Shares issued for services (Note 3)	550,000	55	5,445	-	-	-	5,500
Shares subscribed, not issued, 650,000 shares
(Note 3)	-	-	-	-	6,500	-	6,500
Shares subscribed, not issued - deferred compensation	-	-	-	-	(850)	-	(850)
Shares issued - deferred compensation	-	-	-	(425)	-	-	(425)
Shares cancelled	(100,000)	(10)	(990)	-	-	-	(1,000)
Net loss						(93,084)	(93,084)
Balance at June 30, 2004 - Unaudited	11,411,773	$1,141	$97,659	$(425)	$5,650	$(332,155)	$(228,130)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30
	2004	2003
Cash flows from operating activities:
Net loss	$(93,084)	$(63,045)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	17,292	-
Shares issued for services	10,725	-
Shares cancelled, previously issued for services	(1,000)
Changes in current assets and current liabilities:
(Increase) decrease restricted cash	-	(1,032,298)
(Increase) decrease accounts receivable, net	(25,766)	-
(Increase) decrease inventory	16,552	-
Increase (decrease) accounts payable	11,286	24,814
Increase (decrease) advances	-	1,032,298
Increase (decrease) accrued expenses	(7,790)	-
Increase (decrease) taxes payable	800	-
Net cash provided (used) by operating activities	(70,985)	(38,231)

Cash flows from investing activities:
Net purchases of new equipment	(15,297)	-
Acquisition of net assets, less cash balance (Note 4)	(241,154)	-

Net cash provided (used) by investing activities	(256,451)	-

Cash flows from financing activities:
Proceeds from note payable - related party	5,320	38,417
Issuance of common stock:
For cash	25,000	-
Warrants exercised	2,400	-
Issuance of debentures	300,000	-

Net cash provided (used) by financing activities	332,720	38,417

Net increase (decrease) in cash	5,284	186
Cash, beginning of period	39	48
Cash, end of period	$5,323	$234

The accompanying notes are an integral part of these financial statements

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six months ended June 30
	2004	2003
Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of common stock for acquisition	$4,500	$-
Issuance of note payable for acquisition	$250,000	$-
Issuance of common stock for services	$4,500	$-
Common stock subscribed for services	$5,225	$-

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the six months ended June 30, 2004 and 2003

1.    INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the "Company") as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from the Company’s Annual Report on Form 10-KSB.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Property, Equipment and Depreciation

Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc. (See Note 4) and valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the six months ended June 30, 2004 and 2003 was $17,292 and $-0-, respectively.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the six months ended June 30, 2004 and 2003

3.    STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock

During the first quarter of 2004, the Company sold 50,000 shares of its common stock, in a private placement pursuant to provisions of Section 4(2) of the Securities Act of 1933 to accredited investors, for net proceeds of $25,000. Each share "unit" contained one attached "A" warrant exercisable at $1.00 per share, expiring two years from registration of the underlying stock, and one "B" warrant exercisable at $2.00 per share, expiring 3 years from the date of issuance of the unit. At June 30, 2004, 50,000 of both "A" and "B" warrants were issued and outstanding.

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

Issuance of Common Stock for Services

During the first quarter of 2004, the Company entered into various consulting agreements. The agreements provide for 200,000 shares of restricted common stock and 1,000,000 shares of unrestricted common stock to be issued for services provided. The value of the compensation was based on the fair market value of the shares on the dates of the agreements of $0.01, a total of $12,000. The Company recorded compensation expense related to these agreements of $10,725 for the six months ended June 30, 2004.

Issuance of Warrants on Common Stock for Services

During the first quarter of 2004, warrants were issued to acquire 600,000 shares of the Company’s common stock exercisable at $.01 per share, the fair market value on the date of grant. These warrants were issued to certain consultants for services to be rendered to the Company.

Cancellation of Preferred Stock

In April 2004, the company cancelled its Preferred Series A, B, C, and D stock. No shares were issued or outstanding during the year and six months ended December 31, 2003 and June 30, 2004, respectively.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the six months ended June 30, 2004 and 2003

4.    ACQUISITION

On February 11, 2004, the Company completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation ("Skyline"), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation ("Core"), making Skyline a wholly-owned subsidiary of the Company. Skyline and Core, located in Newport Beach, California, are engaged in the marketing and distribution of durable medical equipment (DME) and billing systems to hospital networks, physician groups, and healthcare insurance providers throughout California and Nevada. Terms of the acquisition were as follows:

▪	$250,000 in cash at the closing
▪	Issuance of a promissory note in the principal amount of $250,000. The note, due in two installments of $150,000 on or before May 11, 2004 and $100,000 on or before August 9, 2004, is non-interest bearing and is secured by substantially all of the assets of the Company. The note has been recorded at its full value and has not been discounted due to immateriality.
▪	Issuance of 450,000 shares of restricted common stock.
▪	Commencement of a consulting agreement with the selling shareholder for a period of up to 12 months. Under the consulting agreement, the selling shareholder received an additional 250,000 shares of common stock which vests over the subsequent six months.

The Skyline shareholder is an unrelated party to the Company and its affiliates, and the purchase price was determined by arms-length negotiations. The cash portion of the purchase price was paid by the Company using funds raised in a private placement of debentures and warrants as discussed in Note 3.

The fair market value on February 11, 2004 of net assets purchased is as follows:

Cash	$8,846
Accounts receivable, Net	101,014
Inventory	45,158
Property and equipment, FMV	163,479
Goodwill	253,250
Total cost of acquisition	571,747
Less: liabilities assumed	(67,247)
Net consideration paid	$504,500

Consideration paid:

Cash	$250,000
Note Payable	250,000
Stock Issued (450,000 shares)	4,500
Net consideration paid	$504,500

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

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the six months ended June 30, 2004 and 2003

5.    2004 STOCK OPTION PLAN

On April 26, 2004, the Company’s Board of Directors approved the Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan. The Plan was approved by the shareholders at the Annual Shareholder Meeting on May 31, 2004. Under the 2004 Plan, 2,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to key employees, officers, directors or consultants. The terms of the 2004 Plan are substantially the same as the 2003 Plan, more fully described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
No grants have occurred to date under the 2004 Plan.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the six months ended June 30, 2004 and 2003

6.	SEGMENT INFORMATION

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment is anchored by Skyline Orthopedics, Inc. ("Skyline") as described more fully in Note 4. The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and six month periods ended June 30, 2004:

	Three months ended		Six months ended
Healthcare Segment Operations:	June 30		June 30
	2004	2003	2004	2003
Revenues	$362,298	$-	$566,905	$-
Cost of goods sold	186,555	-	288,355	-
Gross profit	175,743	-	278,550	-
Operating expenses:
General and administrative	136,610	-	207,705	-
Segment operating earnings	$39,133	$-	$70,845	$-

Healthcare Segment Assets:
Total assets	$575,362	$-	$575,362	$-

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and six month periods ended June 30, 2004:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Segment operating earnings	$39,133	$-	$70,845	$-
Segment depreciation	(10,662)	-	(17,292)	-
Income taxes	-	-	(1,600)	-
Corporate general and administrative expenses	(61,892)		(135,744)
Corporate interest expense	(7,457)	-	(9,293)	-
Consolidated earnings (Loss)	$(40,878)	$-	$(93,084)	$-

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Summary Overview

We currently are divided into three business units: healthcare, consumer products and East Asian Import Export. First, is our healthcare division, anchored by our subsidiary, Skyline Orthopedics, Inc., ("Skyline") and its subsidiary, Core Management Services, Inc., ("Core") both of which we purchased on February 11, 2004. Skyline and Core are engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. Core provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We plan on growing this division through internal growth of top line revenues and strategic acquisitions. The consolidated operations of Skyline and Core are included in these financial statements, for all operations beginning February 12, 2004.

Second, is our consumer products division, anchored by our subsidiary, Trinity3 Acceptance Corp ("TAC"), which is a financing subsidiary set up to facilitate payments between Trinity3 Corporation, its customers and its suppliers. TAC produced minimal revenue of $20,000 in calendar 2003 and no revenues to date in 2004. Our consumer products division has had no other operations or revenues since inception. We are seeking opportunities in this area to provide shareholder value.

Third, is our East Asian Import Export division, anchored by Caiban Holdings, Inc. ("Caiban"). As we realign the Company, we have decided to focus on opportunities outside of East Asian Import Export business, and as a result, will be selling or shutting down Caiban which has had no operations or sales since inception.

As a result of our growth plans, our biggest challenges will be threefold: managing our growth, generating positive cash flow, and integrating our acquisition of Skyline.

Results of Operations

Introduction

Our operations for the second quarter 2004 versus 2003 are vastly different, reflecting our change from a development stage company to one with operations, as a result of the Skyline acquisition. Our consolidated financial statements for the three months ended June 30, 2004 reflect this change in operations. Our consolidated revenues for the three months ended June 30, 2004 were $362,298 compared to $20,000 for the same period in 2003. With our increase in revenues, we also incurred significant operating costs and we continue to operate at a loss. Our second quarter 2004 operating expenses are larger because of the larger base of fixed costs necessary to operate the Parent Company and its recently acquired operating subsidiaries. As a result, our operating expenses during the second quarter 2004 of $198,502 were significantly greater than the same period in 2003 of $48,516. Parent Company corporate expenses, including general, administrative, and net interest expense items totaled $69,371, contributing to a consolidated second quarter loss of ($40,878). However, the quarter ended June 30, 2004, is the first full quarter (91 days) the Parent Company controlled and operated the new wholly owned subsidiary, Skyline, which contributed second quarter Healthcare Segment earnings of $39,133.

Three months ended June 30, 2004 compared to three months ended June 30, 2003 (unaudited)

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from consolidated operations for the three months ended June 30, 2004 and 2003, respectively, are as follows:

	Three months ended June 30
	2004	% of Net Revenue	2003	% of Net Revenue	Percent Change
Revenue	$362,298	100.0	$20,000	100.0	1,711%
Cost of Goods Sold	186,555	51.5	-	-	nm
Gross Profit	175,743	48.5	20,000	nm	778%
General & Administrative Expenses	198,502	54.8	48,516	nm	309%
Interest, Depreciation and Taxes	18,119	5.0	-	nm	nm
Net Loss	$(40,878)	(11.3)	$(28,516)	(142.0)	(43%)

Revenues

Revenues for the three months ended June 30, 2004 were $362,298 compared to $20,000 for the same period in 2003, an increase of 1,711%. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The operations of Skyline and Core accounted for $362,298, or 100%, of our revenues for the three months ended June 30, 2004.

Cost of Goods Sold

Cost of goods sold was $186,555 for the three months ended June 30, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of good sold for Skyline and Core were $186,555, or 100%, of our total cost of goods sold for the three months ended June 30, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $198,502 for the three months ended June 30, 2004 as compared to $48,516 for the same period in 2003, an increase of 309%. This increase in 2004 is due to the operations acquired in the Skyline acquisition, which carries its own General and Administrative overhead.

Net Loss

The Company experienced a consolidated net loss of ($40,878) for the three months ended June 30, 2004 compared to a net loss of ($28,516) for the same period in 2003, an increase of 43%. This increase is attributable to larger Parent Company corporate expenses, including general, administrative, and net interest expense items.

Six months ended June 30, 2004 compared to six months ended June 30, 2003 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the six months ended June 30, 2004 and 2003, respectively, are as follows:

	Six months ended June 30
	2004	% of Net Revenue	2003	% of Net Revenue	Percent Change
Revenue	$566,905	100.0	$20,000	100.0	2,734%
Cost of Goods Sold	288,355	50.9	-	-	nm
Gross Profit	278,550	49.1	20,000	nm	1,293%
General & Administrative Expenses	343,449	60.6	83,045	nm	314%
Interest, Depreciation and Taxes	28,185	4.9	-	nm	nm
Net Loss	$(93,084)	(16.4)	$(63,045)	(315.2)	(48%)

Revenues

Revenues for the six months ended June 30, 2004 were $566,905 compared to $20,000 for the same period in 2003, an increase of 2,734%. Revenues increased in 2004 due to the operations acquired in the Skyline acquisition. The operations of Skyline and Core accounted for $566,905, or 100%, of our revenues for the six months ended June 30, 2004.

Cost of Goods Sold

Cost of goods sold was $288,355 for the six months ended June 30, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of good sold for Skyline and Core were $288,355, or 100%, of our total cost of goods sold for the six months ended June 30, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $343,449 for the six months ended June 30, 2004 as compared to $83,045 for the same period in 2003, an increase of 314%. This increase in 2004 is due to the operations acquired in the Skyline acquisition, which carries its own General and Administrative overhead.

Net Loss

The Company experienced a net loss of ($93,084) for the six months ended June 30, 2004 compared to a net loss of ($63,045) for the same period in 2003, an increase of 48%. This increase is attributable to larger Parent Company corporate expenses, including general, administrative, and net interest expense items.

Segment Reporting

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment, anchored by Skyline Orthopedics, Inc., ("Skyline"), is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and six month periods ended June 30, 2004:

	Three months ended			Six months ended
Healthcare Segment Operations:	June 30			June 30
	2004	% of Net Revenue	2003	2004	% of Net Revenue	2003
Revenues	$362,298	100.0	$-	$566,905	100.0	$-
Cost of goods sold	186,555	51.5	-	288,355	50.9	-
Gross profit	175,743	48.5	-	278,550	49.1	-
Operating expenses:
General and administrative	136,610	37.8	-	207,705	36.6	-
Segment operating earnings	$39,133	10.8	$-	$70,845	12.5	$-

Healthcare Segment Assets
Total assets	$575,362	-	$-	$575,362	-	$-

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and six month periods ended June 30, 2004:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Segment operating earnings	$39,133	$-	$70,845	$-
Segment depreciation	(10,662)	-	(17,292)	-
Income taxes	-	-	(1,600)	-
Corporate general and administrative expenses	(61,892)		(135,744)
Corporate interest expense	(7,457)	-	(9,293)	-
Consolidated earnings (Loss)	$(40,878)	$-	$(93,084)	$-

Liquidity and Capital Resources

Introduction

During six months ended June 30, 2004, the Company did generate positive operating cash flows. Cash totaled $5,323 and $234 at June 30, 2004 and 2003, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2004 and 2003, respectively, are as follows:

	June 30
	2004	2003	Percent Change
Cash	$5,323	$234	2,174%
Total Current Assets	160,710	1,032,532	(84%)
Total Assets	575,444	1,032,532	(44%)
Total Current Liabilities	803,574	1,187,172	(32%)
Total Liabilities	$803,574	$1,187,172	(32%)

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

Sources and Uses of Cash

Operations

Net cash used by operations was ($70,985) for the six months ended June 30, 2004, as compared to ($38,231) for the same period in 2003. Negative operating cash flows during 2004 were created primarily by the fixed and overhead expenses associated with running the Parent Company, as well as increased legal and accounting expenses associated with the acquisition of Skyline.

Investing

Net cash used by investing activities was ($256,451) and $-0-, for the six months ended June 30, 2004 and 2003, respectively. Investing activities for the six months ended June 30, 2004 consisted of (1) the acquisition of net assets in the Skyline acquisition: $250,000 cash down payment, less $8,846 cash acquired; and (2) $15,297 in net purchases of new equipment.

Financing

Net cash provided by financing activities was $332,720 and $38,417, for the six months ended June 30, 2004 and 2003, respectively. In 2004, financing activities included loans to the company from officers, netting $5,320; sale of company stock for cash, netting $25,000; warrant exercise, netting $2,400; and issuance of debentures, netting $300,000. Additionally, the company issued a note payable in the Skyline acquisition for $250,000. Net cash provided by financing activities during the six months ended June 30, 2003 was accomplished solely by loans to the company from officers.

Debt Instruments, Guarantees, and Related Covenants

As of June 30, 2004 and 2003, the Company had $300,000 and $-0-, respectively, of debt instruments outstanding. During the first quarter 2004, in a private placement, the Company issued $300,000 of 10% convertible debentures, plus attached warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. The proceeds were used to complete the Skyline acquisition and fund the Company’s working capital requirements. The 10% interest rate on the convertible debentures will not add any current debt service load to the Company, as the interest is due at maturity, March 1, 2005. Interest expense for the three and six month periods ended June 30, 2004 of $7,457 and $9,293, respectively, is entirely attributable to this debenture issue.

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

Off Balance Sheet Contracts

At June 30, 2004 and 2003, there were no "off balance sheet" contracts or items to record.

ITEM 3    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 4    Submission of Matters to a Vote of Security Holders

On May 31, 2004, we held our annual meeting of shareholders. Proxies were not solicited from the shareholders.

Two individuals were elected to our Board of Directors, namely, Shannon T. Squyres and Steven D. Hargreaves. Mr. Squyres and Mr. Hargreaves were also our directors prior to the meeting. The results of the voting were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Shannon T. Squyres	3,800,072	-0-	-0-	-0-	-0-

Steven D. Hargreaves	3,800,072	-0-	-0-	-0-	-0-

Total	7,600,144

The other matters on which the shareholders voted, and the results of voting, were:

1.    Approval of the Company’s 2003 Incentive and Nonstatutory Stock Option Plan. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

7,600,144	-0-	-0-	-0-	-0-

2.    Approval of the Company’s 2004 Omnibus Securities and Stock Option Plan. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

7,600,144	-0-	-0-	-0-	-0-

3.    Ratification of the appointment of Mendoza Berger Company, LLP as independent auditors of the Company for the fiscal year ending December 31, 2004. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

7,600,144	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on May 7, 2004.

ITEM 5    Other Information

Status of the Acquisition of Skyline Orthopedics, Inc.

On February 11, 2004, we completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation ("Skyline"), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation ("Core"), making Skyline a wholly-owned subsidiary of the Company. As partial consideration for the purchase, we issued a promissory note in the principal amount of $250,000, to the sole shareholder of Skyline.

On May 11, 2004 and August 9, 2004, our payments in the amounts of $150,000 and $100,000, respectively, under that certain promissory note dated February 11, 2004, became due to seller under the terms of the Skyline acquisition. We did not make either payment, electing instead to exercise our option under the purchase agreement to offset certain scheduled payments due to the seller pending the final outcome of certain accounting and contractual issues relating to the Skyline and Core acquisition.

We are currently in negotiations with the former owner of Skyline to determine the final amount of the offset, if any, which will be subtracted from any amounts we owe under the promissory note.

ITEM 6    Exhibits and Reports on Form 8-K

(a)    Exhibits

2.1 (1)	Reorganization and Stock Purchase Agreement dated February 4, 2004

2.2 (1)	Extension Agreement dated February 10, 2004

2.3 (1)	Promissory Note dated February 11, 2004

2.4 (1)	Guaranty dated February 11, 2004

2.5 (1)	Security Agreement dated February 11, 2004

2.6 (1)	Consulting Agreement dated February 11, 2004

3.1 (2)	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999

3.2 (3)	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc.

3.3 (4)	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc.

3.4 (5)	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation

3.5 (6)	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock

3.6 (7)	Bylaws of Silver King Resources (Delaware), Inc.

4.1 (1)	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004

4.2 (1)	10% Convertible Debenture dated February 9, 2004

4.3 (1)	Security Agreement dated February 9, 2004

4.4 (1)	Warrant Agreement dated February 9, 2004

10.1 (6)	Trinity3 Corporation 2003 Incentive and Non-Statutory Stock Option Plan

10.2 (6)	Form of Option Agreement under the 2003 Incentive and Non-Statutory Stock Option Plan

10.3 (8)	Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan

10.4 (8)	Form of Incentive Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan

10.5 (8)	Form of Nonstatutory Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(5)    Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.
(6)    Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.
(7)    Incorporated by reference from Exhibit 2.3 to our Form 10-SB filed with the Commission on July 8, 1999.
(8)    Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 8, 2004.

(b)    Reports on Form 8-K

On June 8, 2004, we filed an Item 5 Current Report on Form 8-K dated May 31, 2004 describing the results of our annual shareholders’ meeting, the results of which are included in Item 4 of this Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 3, 2004	/s/ Shannon T. Squyres
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary

Dated: September 3, 2004	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer

