Form 10QSB
period 2004-09-30
TRINITY3 CORP
filed 2004-11-15
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 1, 2004, there were 11,411,773 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐   No ☒

Trinity3 Corporation
TABLE OF CONTENTS

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

ITEM 1    Financial Statements

 Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2004 (unaudited)	December 31, 2003
Current assets:
Cash	$23,029	$39
Accounts receivable (net of allowance for doubtful accounts of $39,633 and		-
$-0-, at September 30, 2004 and December 31, 2003, respectively)	127,611	-
Inventory	71,114	-
Total current assets	221,754	39

Property, plant and equipment	173,882	-
Less: accumulated depreciation	(27,295)	-
	146,587	-

Goodwill (Note 4)	253,250	-

Total assets	$621,591	$39

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$233,635	$125,662
Accrued expenses	16,877	-
Note payable - related party	63,168	50,248
Income tax payable	1,600	800
Note payable - (Note 4)	250,000	-
Convertible debentures - (Note 3)	300,000	-
Total current liabilities	865,280	176,710

Stockholders’ equity: (Notes 3 and 4)
Common Stock:
$0.0001 par value, 2,000,000,000 shares authorized, 11,411,773 and
10,221,773 shares issued and outstanding at September 30, 2004 and
December 31, 2003, respectively.	1,141	1,022
Additional paid-in capital	97,659	61,378
Common Stock Subscribed, 650,000 shares	6,500	-
Accumulated deficit	(348,989)	(239,071)
Total stockholders’ equity (deficit)	(243,689)	(176,671)

Total liabilities and stockholders’ equity	$621,591	$39

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenues	$317,680	$-	$884,585	$20,000
Cost of goods sold	127,020	-	415,375	-
Gross profit	190,660	-	469,210	20,000
Operating expenses:
General and administrative	189,442	51,030	532,891	134,075
Depreciation	10,493	-	27,785	-
Income (loss) from operations before
interest and provision for income taxes	(9,275)	(51,030)	(91,466)	(114,075)
Interest expense	7,559	-	16,852	-
Loss before provision for income taxes	(16,834)	(51,030)	(108,318)	(114,075)
Provision for taxes	-	-	1,600	-
Net loss	$(16,834)	$(51,030)	$(109,918)	$(114,075)
Loss per share - basic and diluted	$(.00)	$(.01)	$(.01)	$(.01)
Weighted average number of common shares outstanding - basic and diluted	11,411,773	9,818,947	11,245,399	9,794,300

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stock Issued for Deferred Compensation	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	9,781,773	$978	$8,022	$-	$-	$(100,595)	$(91,595)
Shares issued for cash	100,000	10	49,990	-	-	-	50,000
Shares issued for services	340,000	34	3,366	-	-	-	3,400
Net loss	-	-	-	-	-	(138,476)	(138,476)
Balance at December 31, 2003	10,221,773	1,022	61,378	-	-	(239,071)	(176,671)
Shares issued for acquisition (Note 4)	450,000	45	4,455	-	-	-	4,500
Shares issued for cash: (Note 3)
private placement of stock	50,000	5	24,995	-	-	-	25,000
warrant exercise under debentures	240,000	24	2,376	-	-	-	2,400
Shares issued for services (Note 3)	550,000	55	5,445	-	-	-	5,500
Shares subscribed, not issued, 650,000 shares
(Note 3)	-	-	-	-	6,500	-	6,500
Shares cancelled	(100,000)	(10)	(990)	-	-	-	(1,000)
Net loss	-	-	-	-	-	(109,918)	(109,918)
Balance at September 30, 2004 - Unaudited	11,411,773	$1,141	$97,659	$-	$6,500	$(348,989)	$(243,689)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2004	2003
Cash flows from operating activities:
Net loss	$(109,918)	$(114,075)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	27,785	-
Shares issued/subscribed for services	12,000	3,400
Shares cancelled, previously issued for services	(1,000)	-
Changes in current assets and current liabilities:
(Increase) decrease restricted cash	-	(133,181)
(Increase) decrease deposits	-	(3,000)
(Increase) decrease accounts receivable, net	(26,597)	-
(Increase) decrease inventory	(25,956)	-
Increase (decrease) accounts payable	57,830	37,638
Increase (decrease) advances	-	133,181
Increase (decrease) accrued expenses	(228)	-
Increase (decrease) taxes payable	800	-
Net cash provided (used) by operating activities	(65,284)	(76,037)

Cash flows from investing activities:
Net purchases of new equipment	(10,892)	-
Acquisition of net assets, less cash balance (Note 4)	(241,154)	-
Net cash provided (used) by investing activities	(252,046)	-

Cash flows from financing activities:
Proceeds from note payable - related party	12,920	38,343
Issuance of common stock:
For cash	25,000	50,000
Warrants exercised	2,400	-
Issuance of debentures	300,000	-
Net cash provided (used) by financing activities	340,320	88,343

Net increase (decrease) in cash	22,990	12,306
Cash, beginning of period	39	48
Cash, end of period	$23,029	$12,354

The accompanying notes are an integral part of these financial statements

TRINITY3 CORPORATION AND SUBSIDIARIES
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine months ended September 30
	2004	2003
Supplemental disclosures of non-cash operating, investing, and financing activities

Issuance of common stock for acquisition	$4,500	$-
Issuance of note payable for acquisition	$250,000	$-
Issuance of common stock for services	$4,500	$-
Common stock subscribed for services	$6,500	$-

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004 AND 2003

1.    INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the “Company”) as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from the Company’s Annual Report on form 10-KSB.

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

Property, Equipment and Depreciation

Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc. (See Note 4) and valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $27,785 and $-0-, respectively.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004 AND 2003

3.    STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock

During the first quarter of 2004, the Company sold 50,000 shares of its common stock, in a private placement pursuant to provisions of Section 4(2) of the Securities Act of 1933 to accredited investors, for net proceeds of $25,000. Each share “unit” contained one attached “A” warrant exercisable at $1.00 per share, expiring two years from registration of the underlying stock, and one “B” warrant exercisable at $2.00 per share, expiring 3 years from the date of issuance of the unit. At September 30, 2004, 50,000 of both “A” and “B” warrants were issued and outstanding.

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

Issuance of Common Stock for Services

During the first quarter of 2004, the Company entered into various consulting agreements. The agreements provide for 200,000 shares of restricted common stock and 1,000,000 shares of unrestricted common stock to be issued for services provided. The value of the compensation was based on the fair market value of the shares on the dates of the agreements of $0.01, a total of $12,000. The Company recorded compensation expense related to these agreements of $12,000 for the nine months ended September 30, 2004.  650,000 shares, valued at $6,500, have been earned but are unissued as of September 30, 2004 and are shown as subscribed shares in the financial statements.

Issuance of Warrants on Common Stock for Services

During the first quarter of 2004, warrants were issued to acquire 600,000 shares of the Company’s common stock exercisable at $.01 per share, the fair market value on the date of grant. These warrants were issued to certain consultants for services to be rendered to the Company. As of September 30, 2004, none of the warrants have been exercised.

Cancellation of Preferred Stock

In April 2004, the company cancelled its Preferred Series A, B, C, and D stock. No shares were issued or outstanding during the nine months and year ended September 30, 2004 and December 31, 2003, respectively.

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
SEPTEMBER 30, 2004 AND 2003

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

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004 AND 2003

5.    PRO FORMA
The following tables represent restated pro forma results as if the acquisition of Skyline had occurred on January 1, 2003. These pro forma financial statements make certain assumptions as outlined below and are based upon such assumptions. These pro forma statements are not necessarily indicative of past results, and actual past results may vary from these pro forma statements.

Unaudited Pro forma Consolidated Income Statements, Trinity3 and Skyline, 2004 vs. 2003:

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Skyline	Trinity3	Combined	Skyline	Trinity3	Combined
Revenues (a)	$317,680	-	$317,680	$345,640	-	$345,640
Cost of goods sold	127,020	-	127,020	194,344	-	194,344
Gross profit	190,660	-	190,660	151,296	-	151,296
Operating expenses:
General and administrative (b)	135,949	53,493	189,442	132,726	51,030	183,756
Depreciation (c)	8,174		8,174	8,174	-	8,174
Earnings (loss) before interest & taxes	46,537	(53,493)	(6,956)	10,396	(51,030)	(40,634)
Interest expense (d)	-	7,500	7,500	-	7,500	7,500
Provision for income taxes (e)	-	-	-	-	-	-
Net Income (loss)	$46,537	(60,993)	$(14,456)	$10,396	(58,530)	$(48,134)
Earnings (loss) per share-basic
and diluted	$-	-	$0.00	$-	-	$0.00

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Skyline	Trinity3	Combined	Skyline	Trinity3	Combined
Revenues (a)	$1,019,698	-	$1,019,698	$1,175,515	20,000	$1,195,515
Cost of goods sold	514,234	-	514,234	670,096	-	670,096
Gross profit	505,464	-	505,464	505,419	20,000	525,419
Operating expenses:
General and administrative (b)	423,970	189,237	613,207	422,256	134,075	556,331
Depreciation (c)	24,522	-	24,522	24,522	-	24,522
Earnings (loss) before interest & taxes	56,972	(189,237)	(132,265)	58,641	(114,075)	(55,434)
Interest expense (d)	-	22,500	22,500	-	22,500	22,500
Provision for income taxes (e)	-	-	-	-	-	-
Net Income (loss)	$56,972	(211,737)	$(154,765)	$58,641	(136,575)	$(77,934)
Earnings (loss) per share-basic
and diluted	$-	-	$(0.01)	$-	-	$(0.01)

In preparing the pro forma statements, the following assumptions were applied:

(a)	assumption is that acquisition takes place, 01/01/03, and all reported revenues are from 01/01/03 forward.

(b)	previous owner's salary for period 01/01/03 to 2/11/04, date of acquisition, is backed out to zero.

(c)	assumes entire $163,479 Fair Market Value of Property Plant & Equipment on acquisition date of 02/11/04 is acquired on 01/01/03 and is depreciated over a subsequent 60 month life. This is $8,174 per calendar quarter.

(d)	assumes $300,000, 10% subordinated debentures issued on 01/01/03. Interest expense is $7,500 per calendar quarter.

(e)	income tax expense provision is $-0- because of net loss.

Trinity3 Corporation and Subsidiaries
(Formerly known as eNexi Holdings, Inc. and CaiBan Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004 AND 2003

6.    2004 STOCK OPTION PLAN

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

7.    SEGMENT INFORMATION

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”) as described more fully in Note 4. The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and nine month periods ended September 30, 2004:

Healthcare Segment Operations:	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenues	$317,680	$-	$884,585	$-
Cost of goods sold	127,020	-	415,375	-
Gross profit	190,660	-	469,210	-
Operating expenses:
General and administrative	135,949	-	343,654	-
Segment operating earnings	$54,711	$-	$125,556	$-

Healthcare Segment Assets:
Total assets	$621,198	$-	$621,198	$-

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and nine month periods ended September 30, 2004:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Segment operating earnings	$54,711	$-	$125,556	$-
Segment depreciation	(10,493)	-	(27,785)	-
Income taxes	-	-	(1,600)	-
Corporate general and administrative expenses	(53,493)		(189,237)
Corporate interest expense	(7,559)	-	(16,852)	-
Consolidated earnings (Loss)	$(16,834)	$-	$(109,918)	$-

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

Summary Overview

We currently are divided into three business segments: Healthcare, Consumer Products and East Asian Import Export.

Our Healthcare division is anchored by our subsidiary, Skyline Orthopedics, Inc., and its subsidiary, Core Management Services, Inc., both of which were acquired on February 11, 2004. Skyline and Core are engaged in the marketing and distribution of durable medical equipment and billing systems to hospitals, physician groups, and healthcare insurance providers in California and Nevada. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. Core provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We plan on growing this division through internal growth of top line revenues and strategic acquisitions. The consolidated operations of Skyline and Core are included in these financial statements, for all operations beginning February 12, 2004.

Our Consumer Products division is anchored by our subsidiary, Trinity3 Acceptance Corp, which is a financing subsidiary set up to facilitate payments between Trinity3 Corporation, its customers and its suppliers. Trinity3 Acceptance produced minimal revenue of $20,000 in 2003 and no revenues through the third quarter of 2004. Our Consumer Products division has had no other operations or revenues since inception. We are seeking opportunities in this area to provide shareholder value.

Our East Asian Import Export division is operated through our subsidiary, Caiban Holdings, Inc. As we realign the Company, we have decided to focus on opportunities outside of East Asian Import Export business, and as a result, will be selling or shutting down Caiban which has had no operations or sales since inception.

As a result of our growth plans, our biggest challenges will be threefold: managing our growth, generating positive cash flow, and integrating our acquisition of Skyline.

Results of Operations

Introduction

Our operations for the third quarter 2004 versus 2003 are vastly different, reflecting our change from a development stage company to one with operations, as a result of the Skyline acquisition. Our consolidated financial statements for the three months ended September 30, 2004 reflect this change in operations. Our consolidated revenues for the three months ended September 30, 2004 were $317,680 compared to $-0- for the same period in 2003. With our increase in revenues, we also incurred significant operating costs and we continue to operate at a loss. Our third quarter 2004 operating expenses are larger because of the larger base of fixed costs associated with our company and our recently acquired operating subsidiaries. As a result, our operating expenses during the third quarter 2004 of $189,442 were significantly greater than the same period in 2003 of $51,030. Our corporate expenses, including general, administrative, and net interest expense items, totaled $61,052, contributing to a consolidated third quarter loss of ($16,834). However, our Healthcare segment contributed earnings of $54,711 during the third quarter.

Three months ended September 30, 2004 compared to three months ended September 30, 2003 (unaudited)

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from consolidated operations for the three months ended September 30, 2004 and 2003, respectively, are as follows:

	Three months ended September 30
	2004	% of Net Revenue	2003	% of Net Revenue	Percent Change
Revenue	$317,680	100.0	$-	100.0	nm
Cost of Goods Sold	127,020	40.0	-	-	nm
Gross Profit	190,660	60.0	-	nm	nm
General & Administrative Expenses	189,442	59.6	(51,030)	nm	271%
Interest, Depreciation and Taxes	18,052	5.7	-	nm	nm
Net Loss	$(16,834)	(5.3)	$(51,030)	nm	(67%)

Revenues

Revenues for the three months ended September 30, 2004 were $317,680 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The operations of Skyline and Core accounted for $317,680, or 100%, of our revenues for the three months ended September 30, 2004.

Cost of Goods Sold

Cost of goods sold was $127,020 for the three months ended September 30, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of goods sold for Skyline and Core were $127,020, or 100%, of our total cost of goods sold for the three months ended September 30, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $189,442 for the three months ended September 30, 2004 as compared to $51,030 for the same period in 2003, an increase of 271%. This increase in 2004 is due to the operations acquired in the Skyline acquisition.

Net Loss

The Company experienced a consolidated net loss of ($16,834) for the three months ended September 30, 2004 compared to a net loss of ($51,030) for the same period in 2003, a decrease of 67%. Contributing to this narrowing in net loss was the profitable operations of Skyline Orthopedics, acquired in February 2004. Conversely, our larger corporate expenses, including general, administrative, and net interest expense items continued to keep consolidated earnings below the breakeven mark.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the nine months ended September 30, 2004 and 2003, respectively, are as follows:

	Nine months ended September 30
	2004	% of Net Revenue	2003	% of Net Revenue	Percent Change
Revenue	$884,585	100.0	$20,000	100.0	43,230%
Cost of Goods Sold	415,375	47.0	-	-	nm
Gross Profit	469,210	53.0	20,000	nm	2,246%
General & Administrative Expenses	532,891	60.2	134,075	670%	297%
Interest, Depreciation and Taxes	46,237	5.2	-	nm	nm
Net Loss	$(109,918)	(12.4)	$(114,075)	(570%)	(3.6%)

Revenues

Revenues for the nine months ended September 30, 2004 were $884,585 compared to $20,000 for the same period in 2003, an increase of 43,230%. Revenues increased in 2004 due to the operations acquired in the Skyline acquisition. The operations of Skyline and Core accounted for $884,585, or 100%, of our revenues for the nine months ended September 30, 2004.

Cost of Goods Sold

Cost of goods sold was $415,375 for the nine months ended September 30, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of goods sold for Skyline and Core were $415,375, or 100%, of our total cost of goods sold for the nine months ended September 30, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $532,891 for the nine months ended September 30, 2004 as compared to $134,075 for the same period in 2003, an increase of 297%. This increase in 2004 is due to the operations acquired in the Skyline acquisition.

Net Loss

The Company experienced a net loss of ($109,918) for the nine months ended September 30, 2004 compared to a net loss of ($114,075) for the same period in 2003, a decrease of 3.6%. Contributing to this narrowing in net loss was the profitable operations of Skyline Orthopedics, acquired in February 2004. Conversely, our larger corporate expenses, including general, administrative, and net interest expense items continued to keep consolidated earnings below the breakeven mark.

Segment Reporting

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment, anchored by Skyline Orthopedics, Inc., is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and nine month periods ended September 30, 2004:

Healthcare Segment Operations:	Three months ended September 30			Nine months ended September 30
	2004	% of Net Revenue	2003	2004	% of Net Revenue	2003
Revenues	$317,680	100.0	$-	$884,585	100.0	$-
Cost of goods sold	127,020	40.0	-	415,375	47.0	-
Gross profit	190,660	60.0	-	469,210	53.0	-
Operating expenses:
General and administrative	135,949	42.8	-	343,654	38.8	-
Segment operating earnings	$54,711	17.2	$-	$125,556	14.2	$-

Healthcare Segment Assets:
Total assets	$621,198	-	$-	$621,198	-	$-

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and nine month periods ended September 30, 2004:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Segment operating earnings	$54,711	$-	$125,556	$-
Segment depreciation	(10,493)	-	(27,785)	-
Income taxes	-	-	(1,600)	-
Corporate general and administrative expenses	(53,493)		(189,237)
Corporate interest expense	(7,559)	-	(16,852)	-
Consolidated earnings (Loss)	$(16,834)	$-	$(109,918)	$-

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2004, the Company generated positive operating cash flows. Cash totaled $23,029 and $12,354 at September 30, 2004 and 2003, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2004 and 2003, respectively, are as follows:

	September 30		Percentage Change
	2004	2003
Cash	$23,029	$12,354	86%
Total Current Assets	221,754	148,535	49%
Total Assets	621,591	148,535	318%
Total Current Liabilities	865,280	300,805	188%
Total Liabilities	$865,280	$300,805	188%

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

Sources and Uses of Cash

Operations

Net cash used by operations was ($65,284) for the nine months ended September 30, 2004, as compared to ($76,037) for the same period in 2003. Negative operating cash flows during 2004 were created primarily by corporate fixed and overhead expenses.

Investing

Net cash used by investing activities was ($252,046) and $-0-, for the nine months ended September 30, 2004 and 2003, respectively. Investing activities for the nine months ended September 30, 2004 consisted of (1) the acquisition of net assets in the Skyline acquisition: $250,000 cash down payment, less $8,846 cash acquired; and (2) $10,892 in net purchases of new equipment.

Financing

Net cash provided by financing activities was $340,320 and $88,343, for the nine months ended September 30, 2004 and 2003, respectively. In 2004, financing activities included loans to the company from officers, netting $12,920; sale of company stock for cash, netting $25,000; warrant exercise, netting $2,400; and issuance of debentures, netting $300,000. Additionally, the company issued a note payable in the Skyline acquisition for $250,000. Net cash provided by financing activities during the nine months ended September 30, 2003 included loans to the company from officers, netting $38,343; and sale of company stock for cash, netting $50,000.

Debt Instruments, Guarantees, and Related Covenants

As of September 30, 2004 and 2003, the Company had $300,000 and $-0-, respectively, of debt instruments outstanding. During the first quarter 2004, in a private placement, the Company issued $300,000 of 10% convertible debentures, plus attached warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. The proceeds were used to complete the Skyline acquisition and fund the Company’s working capital requirements. The 10% interest rate on the convertible debentures will not add any current debt service load to the Company, as the interest is due at maturity, March 1, 2005. Interest expense for the three and nine month periods ended September 30, 2004 of $7,559 and $16,852, respectively, is entirely attributable to this debenture issue.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Inventory, which consists only of finished goods, is stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc., and is valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expenses as incurred.

Off Balance Sheet Contracts

At September 30, 2004 and 2003, there were no “off balance sheet” contracts or items to record.

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

ITEM 5    Other Information

Status of the Acquisition of Skyline Orthopedics, Inc.

On February 11, 2004, we completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation, and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation, making Skyline a wholly-owned subsidiary of the Company. As partial consideration for the purchase, we issued a promissory note in the principal amount of $250,000 to the sole shareholder of Skyline.

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

ITEM 6    Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1 (1)	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999

3.2 (2)	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc.

3.3 (3)	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc.

3.4 (4)	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation

3.5 (5)	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock

3.6 (6)	Bylaws of Silver King Resources (Delaware), Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 2.1 to our Form 10-SB filed with the Commission on July 8, 1999.

(2)	Incorporated by reference from Exhibit 2.2 to our Form 10-SB filed with the Commission on July 8, 1999.

(3)	Incorporated by reference from our Schedule 14C filed with the Commission on May 26, 2000.

(4)	Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.

(5)	Incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.

(6)	Incorporated by reference from Exhibit 2.3 to our Form 10-SB filed with the Commission on July 8, 1999.

(b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	/s/	Shannon T. Squyres
	By:	Shannon T. Squyres
	Its:	Chief Executive Officer and Secretary

Dated: November 12, 2004	/s/	Steven D. Hargreaves
	By:	Steven D. Hargreaves
	Its:	President and Chief Financial Officer

