Form 10KSB
period 2004-12-31
TRINITY3 CORP
filed 2005-05-17
CIK 1090051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year.  The issuer’s gross revenues for the year ended December 31, 2004 were $1,247,394.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $1,029,760, based on the closing bid price of $0.09 for our common stock on April 11, 2005.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 11, 2005, there were 11,441,773  shares of common stock, par value $0.0001, issued and outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Trinity3 Corporation

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

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

All of the businesses of Arngre, Silver King Resources, and eNexi Holdings have been abandoned, shut down or sold. We currently operate through two active wholly owned subsidiaries: Trinity3 Acceptance Corporation, a California Corporation and Skyline Orthopedics, Inc., a California corporation, (“Skyline”). We also have one inactive wholly owned subsidiary, Caiban Holdings, Inc., a Delaware corporation (“Caiban”), and Skyline has one inactive wholly owned subsidiary, Core Management Systems, Inc., a California corporation (“Core”). Due to inactivity, we are currently in the process of formally dissolving Caiban. Core’s operations have been fully merged into Skyline.

Skyline Orthopedics, Inc.

We acquired Skyline and Core on February 11, 2004. Skyline, and its subsidiary Core, are engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada.

Skyline’s Products and Services

Products:

Skyline services healthcare and hospital organizations, orthopedic surgeon physician practices, and physical and sports therapy clinics. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. CPM equipment is used by patients during post operative recovery and rehabilitation from knee or shoulder surgery. Orthopedic soft goods for arms, elbows, knees, and legs are part of a full range of physical therapy, rehabilitative and post operation recovery devices designed to either help forestall the need for surgery, or speed up recovery after a necessary or elective surgery. All of the products distributed by Skyline are manufactured by third parties.

Services

Skyline provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We offer clients a remote medical management system that is custom tailored to each specific practices’ needs. Skyline’s “stock and bill” software-based system allows for “real-time” inventory management by practices/hospitals with soft good inventory, encompassing the complete patient billing process, including office visits, x-rays, casting procedures, and other billing and collection functions. “Stock and bill” is becoming an ever more popular industry trend with doctors, as it enables the practice to subcontract out this portion of the business and frees the practice to concentrate on patient care.

Distribution

Skyline markets to new customers through direct relationships with hospitals, managed care entities, and physician groups. Most of our existing customer relationships were established by Skyline’s founder and a small internal sales staff. In the future, we intend to expand those existing relationships, while continuing to add new customers, through an integrated strategic marketing plan.

Competition

Durable Medical Equipment (DME) is a multi-billion dollar industry in the U.S. that can be described as everything from the sales of items as small as syringes to items as large as hospital beds. Competition in the DME distribution business is considered intense. We have chosen to concentrate on a specific subsection of the market often referred to as “orthotics and prosthetics.” We concentrate largely on the orthotics segment. The industry is primarily comprised of numerous independent operators, most of whom serve only their local or regional market. There is extreme market fragmentation at this level. Although there are a few national entities who concentrate more on the prosthetic segment; there are no established national distributors whom we consider to be direct competition, even though although almost all manufacturers of DME have a direct marketing strategy in addition to sales through distributors. We currently possess a very established presence and strong name recognition in several large metropolitan areas of California and Nevada.

As a holding company, our strategy is not only to expand the existing operations of Skyline by growing top line revenues through marketing efforts, but also to make strategic acquisitions of key independent operators. Additionally, we will look to grow industry demand by adding new product introductions.

Suppliers

Our top 5 suppliers comprise approximately 50% of our total purchases. These include Aircast, DJ Ortho, Generation II USA, Innovation Sports and Vantage Orthopedics, all recognized leaders in the industry. Our licensing agreement with Vantage Orthopedics makes us the exclusive Southern California distributor of Body Glove branded DME braces and supports, allowing us a large base for growth in this area.

Customers

We currently service seven major customers, who in aggregate account for approximately 90% of the Company’s revenues. One customer accounts for approximately 50% of Company revenues. By segment, the following table breaks out our revenue by product line:

Product Line Segment	% of Revenues
CPM’s	40
Soft Goods	30
Braces	20
Billing Services	10
Total	100%

Intellectual Property

We do not have any trademarks, patents, or other intellectual property.

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Compliance with Environmental Laws

There are no environmental laws applicable to which we are subject.

Employees

We currently employ seven individuals. Of these, two are officers, while five are employed at Skyline.

ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate headquarters is subleased from an entity owned and controlled by one of our officers and directors, Steven D. Hargreaves. We sublease 2,200 square feet in Irvine, California pursuant to the terms of a verbal, month to month lease at $6,282 per month. Mr. Hargreaves’ lease of the premises expires on May 15, 2005. After Mr. Hargreaves lease expires we plan on leasing a new location, with Skyline, in Orange County, California.

Our subsidiary, Skyline Orthopedics, Inc., leases 2,111 square feet of office space in Newport Beach, California pursuant to the terms of a three-year lease which expires on May 15, 2005. The rent is currently $3,589 per month. Although Skyline has two one-year options to extend the lease, it currently plans on leaving its current location on May 15, 2005, and leasing new office space with us.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low
Fiscal year ended December 31, 2003:
First Quarter	$0.03	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.01	$0.00

Fiscal year ended December 31, 2004:
First Quarter	$0.16	$0.01
Second Quarter	$0.10	$0.06
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.12	$0.05

Fiscal year ended December 31, 2005:
First Quarter	$0.16	$0.05
Second Quarter (through April 11, 2005)	$0.15	$0.06

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

Holders

As of December 31, 2004 and April 11, 2005, there were 11,441,773 shares of our common stock issued and outstanding and held of record by approximately 125 shareholders of record, respectively. There are no shares of our preferred stock issued or outstanding.

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

2003 Incentive and Nonstatutory Stock Option Plan

On May 31, 2003, our Board of Directors approved the Trinity3 Corporation Incentive and Nonstatutory Stock Option Plan. The 2003 Plan was approved by our shareholders at the May 31, 2004 shareholders’ meeting. Under the 2003 Plan, 5,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants. The terms of the 2003 are substantially the same as the 2002 Plan. We have granted options on all 5,000,000 shares of stock under the 2003 Plan.

As of December 31, 2004, the plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,700,000	$ 0.111	-0-
Total	5,700,000	$ 0.111	-0-

Recent Sales of Unregistered Securities

On December 10, 2004, in connection with a consulting agreement entered into with Jeffrey S. Willmann, we issued to Mr. Willmann warrants to purchase a total of up to 300,000 shares of our common stock, restricted in accordance with Rule 144, at an exercise price of $0.06 per share. Mr. Willmann will be assisting us with identifying potential acquisition targets, assisting with the development of new business, and client expansion. Mr. Willmann is now one of our Directors, but was not at the time of the issuance of these warrants. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was an accredited investor.

On December 17, 2004, in connection with the cancellation of $250,000 in indebtedness, we issued 30,000 shares of our common stock, restricted in accordance with Rule 144, to one individual. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the individual was a sophisticated purchaser.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Summary Overview

We currently are divided into three business units: healthcare, consumer products and East Asian Import Export. First, is our healthcare division, anchored by our subsidiary, Skyline Orthopedics, Inc. (“Skyline”), and its subsidiary, Core Management Services, Inc. (“Core”), both of which we purchased on February 11, 2004. Effective with the date of the acquisition, we merged all operations of Core into Skyline. Skyline is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. Additionally, Skyline provides services and support for the administration, maintenance, and receivable collection functions associated with practice groups utilizing durable medical equipment products, offering custom tailored billing and collection services for practice groups requiring custom tailored services. We plan on growing this division through internal growth of top line revenues and strategic acquisitions. The consolidated operations of Skyline are included in the included financial statements, for all operations beginning February 12, 2004.

Second, is our consumer products division, anchored by our subsidiary, Trinity3 Acceptance Corp (“TAC”), which is a financing subsidiary set up to facilitate payments between Trinity3 Corporation, its customers and its suppliers. TAC produced minimal revenue of $20,000 in calendar 2003 and no revenues in 2004. Our consumer products division has had no other operations or revenues since inception. We are seeking opportunities in this area to provide shareholder value.

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

Explanatory Paragraph in Our Independent Certified Public Accountant’s Report

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2004 were prepared assuming that we will continue as a going concern. They note that we incurred losses and that there are no assurances that we will be able to meet our financial obligations in the future.

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

Results of Operations

Introduction

Our operations for the fourth quarter 2004 versus 2003 are vastly different, reflecting our change from a development stage company to one with operations, as a result of the Skyline acquisition. Our consolidated financial statements for the three months ended December 31, 2004 reflect this change in operations. Our consolidated gross revenues for the three months ended December 31, 2004 were $362,809 compared to $-0- for the same period in 2003. With our increase in revenues, we also incurred significant operating costs and we continue to operate at a loss. Our fourth quarter 2004 operating expenses are larger because of the increase in fixed costs necessary to operate the parent company and its recently acquired operating subsidiaries. As a result, our operating expenses during the fourth quarter 2004 of $234,664 were significantly greater than the same period in 2003 of $28,800. The parent company corporate expenses, including general, administrative, and net interest expense items totaled $96,055, contributing to a consolidated fourth quarter loss of ($80,150). However, the healthcare segment contributed earnings of $27,282 during the fourth quarter.

Three months ended December 31, 2004 compared to three months ended December 31, 2003

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from consolidated operations for the three months ended December 31, 2004 and 2003, respectively, are as follows:

	Three months ended December 31
	2004	% of Revenue	2003	% of Revenue	Percent Change
Gross Revenues	$362,809	100.0	$—	100.0	—
Reimbursement Adjustment	124,923	34.4	—	—	—
Net Revenues	237,886	65.6	—	—	—
Cost of Net Revenues	64,435	17.8	—	—	—
Depreciation	11,377	3.1
Gross Profit	162,074	44.7	—	—	—
General & Administrative Expenses	234,664	64.7	28,800	nm	715%
Interest and Taxes	7,560	2.1	—	—	—
Net Loss	$(80,150)	(22.1)	$(28,800)	nm	178%

 Revenues

Gross revenues for the three months ended December 31, 2004 were $362,809 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The operations of Skyline and Core accounted for $362,809, or 100%, of our gross revenues for the three months ended December 31, 2004.

Cost of Net Revenues

Cost of net revenues was $124,923 for the three months ended December 31, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of net revenues for Skyline were $124,923, or 100%, of our total cost of net revenues for the three months ended December 31, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $234,664 for the three months ended December 31, 2004 as compared to $28,800 for the same period in 2003, an increase of 715%. This increase in 2004 is due to the operations acquired in the Skyline acquisition, which carries its own general and administrative overhead.

Net Loss

The Company experienced a consolidated net loss of ($80,150) for the three months ended December 31, 2004 compared to a net loss of ($28,800) for the same period in 2003, an increase of 178%. Partially offsetting this net loss was the profitable operations of Skyline, acquired in February 2004. Conversely, larger parent company corporate expenses, including general, administrative, and net interest expense items continued to keep consolidated earnings below the breakeven mark.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues, Expenses and Loss from Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from operations for the years ended December 31, 2004 and 2003, respectively, are as follows:

	Year ended December 31
	2004	% of Net Revenue	2003	% of Revenue	Percent Change
Gross Revenues	$1,247,394	100.0	$20,000	100.0	6,137%
Reimbursement Adjustment	401,472	32.2	—	—	—
Net Revenues	845,922	67.8	—	—	—
Cost of Net Revenues	203,260	16.3	—	—	—
Depreciation	39,162	3.1
Gross Profit	603,500	48.4	20,000	nm	3,113%
General & Administrative Expenses	767,556	61.5	157,676	688%	387%
Interest and Taxes	26,012	2.1	800	4%	8,047%
Net Loss	$(190,068)	(15.2)	$(138,476)	(592%)	37%

 Revenues

Gross revenues for the year ended December 31, 2004 were $1,247,394 compared to $20,000 for the same period in 2003, an increase of 6,137%. This increase is due to the operations acquired in the Skyline acquisition. The operations of Skyline accounted for $1,247,394, or 100%, of our gross revenues for the year ended December 31, 2004.

Cost of Net Revenues

Cost of net revenues was $401,472 for the year ended December 31, 2004 compared to $-0- for the same period in 2003. This increase in 2004 is due to the operations acquired in the Skyline acquisition. The cost of net revenues for Skyline was $401,472 or 100%, of our total cost of net revenues for the year ended December 31, 2004.

Operating, General and Administrative Expenses

General and administrative expenses were $767,556 for the year ended December 31, 2004 as compared to $157,676 for the same period in 2003, an increase of 387%. This increase in 2004 is due to the operations acquired in the Skyline acquisition, which carries its own general and administrative overhead.

Net Loss

We experienced a net loss of ($190,068) for the year ended December 31, 2004 compared to a net loss of ($138,476) for the same period in 2003, an increase of 37%. Partially offsetting this net loss was the profitable operations of Skyline Orthopedics, acquired in February 2004. Conversely, larger parent company corporate expenses, including general, administrative, and net interest expense items continued to keep consolidated earnings below the breakeven mark.

Segment Reporting

Trinity3 currently is divided into three business segments: healthcare, consumer products and East Asian Import Export. Consumer products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The healthcare segment, anchored by Skyline Orthopedics, Inc., (“Skyline”), is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the healthcare segment, for the three months and years ended December 31, 2004 and 2003, respectively:

	Three months ended December 31			Year ended December 31
Healthcare Segment Operations:	2004	% of Revenue	2003	2004	% of Revenue	2003
Gross Revenues	$362,809	100.0	$—	$1,247,394	100.0	$—
Reimbursement Adjustment	124,923	34.4		401,473	32.2
Net Revenues	237,886	65.6		845,921	67.8
Cost of Net Revenues	64,435	17.8	—	203,260	16.3	—
Gross profit	173,451	47.8	—	642,661	51.5	—
Operating expenses:
General and administrative	146,169	40.3	—	489,823	39.3	—
Segment operating earnings	$27,282	7.5	$—	$152,838	12.3	$—

Healthcare Segment Assets:
Total assets	$471,455	—	$—	$471,455	—	$—

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three months and years ended December 31, 2004 and 2003, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended December 31		Year ended December 31
	2004	2003	2004	2003
Segment operating earnings	$27,282	$—	$152,838	$—
Segment depreciation	(11,377)	—	(39,162)	—
Income taxes	—	—	(1,600)	—
Corporate general and administrative expenses	(88,495)		(277,732)
Corporate interest expense	(7,560)	—	(24,412)	—
Consolidated earnings (Loss)	$(80,150)	$—	$(190,068)	$—

Liquidity and Capital Resources

Introduction

During year ended December 31, 2004, we generated positive operating cash flows. Cash totaled $1,875 and $39 at December 31, 2004 and 2003, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2004 and 2003, respectively, are as follows:

	December 31		Percentage Change
	2004	2003
Cash	$1,875	$39	nm	%
Total Current Assets	$241,754	$39	nm	%
Total Assets	$398,945	$39	nm	%
Total Current Liabilities	$720,984	$176,710	nm	%
Total Liabilities	$720,984	$176,710	nm	%

Cash Requirements

We believe that we have, and will have, sufficient cash flow to continue its operations for the next twelve months. Our working capital and other capital requirements during this fiscal year and thereafter will vary based on a number of factors, including potential revenues generated by our subsidiaries. Additionally, we may look to public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would affect adversely our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

Sources and Uses of Cash

Operations

Net cash used by operations was $99,921 for the year ended December 31, 2004, as compared to $96,757 for the same period in 2003. Negative operating cash flows during 2004 were created primarily by the fixed and overhead expenses associated with running the parent company.

Investing

Net cash used by investing activities was $268,977 and $-0- for the years ended December 31, 2004 and 2003, respectively. Investing activities for the year ended December 31, 2004 consisted of (1) the acquisition of net assets in the Skyline acquisition: $250,000 cash down payment, less $8,846 cash acquired; and (2) $27,823 in purchases of new equipment.

Financing

Net cash provided by financing activities was $370,734 and $96,748, for the years ended December 31, 2004 and 2003, respectively. In 2004, financing activities included loans to the company from officers, netting $43,334; sale of company stock for cash, netting $25,000; warrant exercise, netting $2,400; and issuance of debentures, netting $300,000. Net cash provided by financing activities during the year ended December 31, 2003 included loans to the company from officers, netting $46,748; and sale of company stock for cash, netting $50,000.

Debt Instruments, Guarantees, and Related Covenants

As of December 31, 2004 and 2003, the Company had $300,000 and $-0-, respectively, of debt instruments outstanding. During the first quarter 2004, in a private placement, the Company issued $300,000 of 10% convertible debentures, plus attached warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. The proceeds were used to complete the Skyline acquisition and fund the Company’s working capital requirements. The 10% interest rate on the convertible debentures did not add any current debt service load to the Company, during 2004 as the interest was due at maturity, which was March 1, 2005. Interest expense for the three months and years ended December 31, 2004 of $7,560 and $24,412, respectively, is entirely attributable to this debenture issue.

On March 2, 2005, we received a notice of default from the holder of one of the debentures, who subsequently agreed to grant us until March 31, 2005 to pay down a portion of the debenture. We were unable to do so, and on March 31, 2005, the holder notified us of our default on the debenture and his intention to convert the outstanding balance into our common stock, unless the debenture is paid in full by the end of a 60 day grace period, as provided for in the debenture.

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

Off Balance Sheet Contracts

At December 31, 2004 and 2003, there were no “off balance sheet” contracts or items to record.

ITEM 7 - FINANCIAL STATEMENTS

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events that are required to be reported under this Item.

ITEM 8A - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 8B - OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended December 31, 2004 was filed with the Commission on a Form 8-K. For a description of our Form 8-Ks filed during this three month period see Item 13(b), below.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position(s)

Steven D. Hargreaves	46	President, Chief Financial Officer, and Director (2002)

Shannon T. Squyres	45	Chief Executive Officer, Secretary, and Director (2002)

Jeffrey S. Willmann	36	Director (2005)

Steven D. Hargreaves, 46, is a director, President and Chief Financial Officer of the Company. From 1993 to the present, Mr. Hargreaves has been a Managing Director of Genesis Partners, an investment management firm involved in all aspects of equity investments. Prior to co-founding Genesis Partners, Mr. Hargreaves was an equity research analyst specializing in emerging growth companies with Dean Witter Reynolds from 1992 to 1993. Mr. Hargreaves began his professional career as a Certified Public Accountant having worked for firms Arthur Andersen and Ernst & Whinney. Mr. Hargreaves graduated from University of Southern California in 1991 with a Masters of Business Administration degree (MBA) concentrating in Finance; and from California State University, Long Beach in 1983 with a Bachelor of Science (BS) in Business Administration.

Shannon T. Squyres, 45, is a director, Chief Executive Officer and Secretary. Mr. Squyres has worked in the financial industry for over 20 years and has a wide range of expertise with extensive experience in corporate finance, investor relations and press relations. From 1987 to the present, Mr. Squyres has been president of Market Pathways Financial Relations, Inc., a financial relations consulting firm working with publicly traded companies. Prior to founding Market Pathways Financial Relations in 1987, Mr. Squyres was a partner and director with the Newport Beach, CA firm of Investor Communication Systems where he established and organized regional offices in Chicago, New York, Portland and San Francisco. Mr. Squyres has worked with, and consulted to, numerous companies in a diverse group of industries including: healthcare (dental supplies & services, medical supplies, pain management networks, and specialty medical products); consumer products (consumer electronics, computer software & hardware and sporting goods); and various manufacturing companies servicing both the healthcare and consumer products segments. Mr. Squyres graduated from California State University, Fullerton in 1982 with a Bachelor of Arts degree (BA) in Communications/Public Relations.

Jeffrey S. Willmann, 35, joined our Board of Directors in February 2005 and brings a vast knowledge of the healthcare industry. Currently he serves as acting Chief Financial Officer to LightBridge Hospice, Inc. of San Diego, outside Board Consultant to Family Choice Health Plan of Michigan, and outside Consultant to Sharp Health Plan of San Diego. From 2001 to 2003, Mr. Willmann served as Vice President & Chief Financial Officer of Sharp Health Plan, San Diego (a subsidiary of Sharp HealthCare) where revenue more than doubled under his tenure. Prior to Sharp, Mr. Willmann was a co-founder of Trinity Health Ventures, Inc., where he served as President and Chairman of the Board from 1997 to 2001, before a successful sale of the company in 2001 to Odyssey Healthcare (ODSY), a publicly traded healthcare conglomerate with a market capitalization of $400 million. Prior to Trinity Health Ventures, Inc., Mr. Willmann had been associated with healthcare industry leaders FHP, Inc. (merged into Pacificare, [PHS], 1997) from 1996 to 1997; Aetna U.S. Healthcare [AET] from 1995 to 1996; and Health Choice Arizona (formerly part of Tenet Healthcare) from 1991 to 1995. Mr. Willmann graduated from Arizona State University in 1993 with a Master of Health Service Administration degree (MHSA); and from Concordia College, Moorhead, Minnesota with a Bachelor of Arts degree (BA) in Hospital & Business Administration, 1991, Cum Laude Honors.

Audit Committee

We do not currently have an audit committee, primarily because until our acquisition of Skyline we have had very little business activity other than maintaining our current corporate status.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the two most recent fiscal years, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Steven D. Hargreaves	2	2	-0-
Shannon T. Squyres	2	2	-0-
Jeffrey S. Willmann	1	1	-0-

Code of Ethics

On March 25, 2003, our Board of Directors unanimously adopted a Code of Ethics that applies to each of our employees, officers, and directors. Our Code of Ethics is designed to promote honest and ethical conduct, full, fair and accurate disclosure, and compliance with all applicable laws, rules and regulations. A copy of our Code of Ethics is incorporated by reference as an exhibit to this filing.

ITEM 10 - EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004 and 2003. In addition, the table shows compensation for our current executive officers. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Steven D. Hargreaves,	2004	$1	-0-	-0-	-0-	-0-	-0-	-0-
President	2003	$1	-0-	-0-	-0-	2,500,000	-0-	-0-

Shannon T. Squyres,	2004	$1	-0-	-0-	-0-	-0-	-0-	-0-
CEO and Secretary	2003	$1	-0-	-0-	-0-	2,500,000	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Steven D. Hargreaves	-0-	N/A	N/A	N/A

Shannon T. Squyres	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Steven D. Hargreaves	N/A	N/A	N/A	N/A

Shannon T. Squyres	N/A	N/A	N/A	N/A

We do not have employment agreements with any of our officers or directors, and they do not receive or accrue any compensation at this time.

On May 6, 2002, we issued 150,000 options to each of Mr. Hargreaves and Mr. Squyres under our 2000 Employee Stock Option Plan as compensation for services rendered. The options are exercisable until May 6, 2007 at an exercise price of $0.825 per share.

On May 15, 2002, we issued 200,000 options to each of Mr. Hargreaves and Mr. Squyres under our 2002 Incentive and NonStatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 15, 2012 at an exercise price of $0.825 per share.

On May 31, 2003, we issued 2,500,000 options to each of Mr. Hargreaves and Mr. Squyres under our 2003 Incentive and Nonstatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 31, 2013 at an exercise price of $0.011 per share.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 11, 2005, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Steven D. Hargreaves (2) 1920 Main Street, Suite 980 Irvine, CA 92614	6,650,072 (3)	46.6% (3)

Common Stock	Shannon T. Squyres (2) 1920 Main Street, Suite 980 Irvine, CA 92614	6,650,072 (4)	46.6% (4)

Common Stock	Chris A. McDonald 1280 Bison Street Newport Beach, CA 92660	700,000	6.1%

Common Stock	Jeffrey S. Willmann 1920 Main Street, Suite 980 Irvine, CA 92614	55,000	<1%

	All Officers and Directors as a Group (3 Persons)	13,355,144 (3)(4)	78% (3)(4)

(1)
Unless otherwise indicated, based on 11,415,878 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 12, 2002, we entered into an Agreement and Plan of Merger with Caiban Holdings Inc., a Delaware corporation, Caiban Enterprises, Inc., Shannon T. Squyres, Steven D. Hargreaves, Michael Kwok, and Harold Radie (collectively, the “Caiban Stockholders”). Pursuant to the terms of the Agreement and Plan of Merger which closed on April 23, 2002, Caiban Enterprises, Inc. acquired all of the issued and outstanding shares of capital stock of Caiban Holdings, Inc. from the Caiban Stockholders in exchange for an aggregate of 7,835,200 newly issued shares of our common stock, with Shannon Squyres and Steven Hargreaves receiving 3,800,072 shares each (after giving effect to the 1-for-5 reverse stock split effective March 31, 2003. Concurrently, Caiban Enterprises, Inc. was merged into Caiban Holdings, Inc. and Caiban Holdings, Inc. became our wholly-owned subsidiary. As a condition to the Agreement and Plan of Merger, our directors prior to the transaction were required to resign and appoint Shannon Squyres and Steven Hargreaves as our executive officers and members of our Board of Directors.

On May 6, 2002, we issued 150,000 options to each of Mr. Hargreaves and Mr. Squyres under our 2000 Employee Stock Option Plan as compensation for services rendered. The options are exercisable until May 6, 2007 at an exercise price of $0.825 per share.

On May 15, 2002, we issued 200,000 options to each of Mr. Hargreaves and Mr. Squyres under our 2002 Incentive and NonStatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 15, 2012 at an exercise price of $0.825 per share

On May 31, 2003, we issued 2,500,000 options to each of Mr. Hargreaves and Mr. Squyres under our 2003 Incentive and Nonstatutory Stock Option Plan as compensation for services rendered. The options are exercisable until May 31, 2013 at an exercise price of $0.011 per share.

On December 10, 2004, we entered into a consulting agreement with Jeffrey S. Willmann, under which Mr. Willmann will assist us with identifying potential acquisition targets, the development of new business, and with client expansion. Under the terms of the consulting agreement, we issued Mr. Willmann warrants to purchase a total of up to 300,000 shares of our common stock, restricted in accordance with Rule 144, at an exercise price of $0.06 per share. Mr. Willmann is now one of our Directors, but was not at the time we entered into the consulting agreement.

At December 31, 2004 and December 31, 2003, loans from officers and directors to the company totaled $93,582, and $50,248, respectively. These loans are non interest bearing and are payable upon demand.

ITEM 13 - EXHIBITS

(a) Exhibits

2.1 (1)	Agreement and Plan of Merger dated April 12, 2002 by and between eNexi Holdings, Inc., its subsidiary, Caiban Enterprises, Inc., and its shareholders

2.2 (9)	Reorganization and Stock Purchase Agreement dated February 4, 2004

2.3 (9)	Extension Agreement dated February 10, 2004

2.4 (9)	Promissory Note dated February 11, 2004

2.5 (9)	Guaranty dated February 11, 2004

2.6 (9)	Security Agreement dated February 11, 2004

2.7 (9)	Consulting Agreement dated February 11, 2004

3.1 (2)	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999

3.2 (2)	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc.

3.3 (3)	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc.

3.4 (4)	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation

3.5 (4)	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock

3.6 (5)	Bylaws of Silver King Resources (Delaware), Inc.

4.1 (9)	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004

4.2 (9)	10% Convertible Debenture dated February 9, 2004

4.3 (9)	Security Agreement dated February 9, 2004

4.4 (9)	Warrant Agreement dated February 9, 2004

10.1 (7)	ENexi Holdings, Inc. 2000 Equity Incentive Plan

10.2 (4)	Form of Stock Option Agreement under 2000 Equity Incentive Plan

10.3 (4)	ENexi Holdings, Inc. 2002 Stock Option/Stock Issuance Plan

10.4 (4)	Form of Option Agreement under 2002 Stock Option/Stock Issuance Plan

10.5 (4)	Trinity3 Corporation 2003 Incentive and Nonstatutory Stock Option Plan

10.6 (4)	Form of Option Agreement under the 2003 Incentive and Nonstatutory Stock Option Plan

10.7 (8)	Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan

10.8 (8)	Form of Incentive Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan

10.9 (8)	Form of Nonstatutory Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan

10.10	Standard Office Lease for Premises Occupied by Skyline Orthopedics, Inc.

10.11 (10)	Consulting Agreement with Jeffrey S. Willmann dated December 10, 2004

10.12 (10)	Trinity3 Corporation Warrant dated December 10, 2004

14 (6)	Code of Ethics

21	Subsidiaries of Trinity3 Corporation

23.1	Consent of Mendoza Berger & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on May 8, 2002.

(2)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.

(3)	Incorporated by reference from our Schedule 14C filed with the Commission on May 26, 2000.

(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.

(5)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.

(6)	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and filed with the Commission on May 16, 2003.

(7)	Incorporated by reference from of our Registration Statement on Form SB-2 filed with the Commission on June 16, 2000.

(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 8, 2004.

(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 26, 2004.

(10)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 16, 2004.

  (b) Reports on Form 8-K

On December 16, 2004, we filed an Item 3.02 Current Report on Form 8-K dated December 10, 2004 describing the consulting agreement we entered into with Jeffrey S. Willmann, pursuant to which we issued Mr. Willmann warrants to purchase a total of up to 300,000 shares of our common stock, restricted in accordance with Rule 144, at an exercise price of $0.06 per share.

On December 20, 2004, we filed an Items 1.02 and 3.02 Current Report on Form 8-K dated December 17, 2004, describing the following: (i) the execution of a Settlement Agreement and General Release with the previous owner of Skyline Orthopedics, Inc., for the termination of our agreement with him, and the termination of a $250,000 promissory note, and corresponding guarantee, with the same individual; and (ii) in connection with the execution of the Settlement and General Release and the cancellation of $250,000 in indebtedness, our issuance of 30,000 shares of our common stock, restricted in accordance with Rule 144, to the former owner of Skyline Orthopedics, Inc.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2004 and 2003, we accrued or paid Mendoza Berger & Company, LLP a total of $27,716 and $26,377, respectively, for professional services rendered in connection with performance of our independent audits of our annual financial statements and reviews of financial statements included in our Form 10-QSBs.

Audit Related Fees

During the fiscal years ended December 31, 2004 and 2003, we accrued or paid Mendoza Berger & Company, LLP a total of $-0- and $-0-, respectively, for other assurance and related services related to the performance of the audit and review of the Company’s financial statements not included under Audit Fees.

Tax Fees

During the fiscal years ended December 31, 2004 and 2003, we accrued or paid Mendoza Berger & Company, LLP a total of $-0- and $621, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2004 and 2003, the Company did not accrue or pay Mendoza Berger & Company, LLP, for any other fees.

Of the fees described above, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2005	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer

Dated: April 21, 2005	/s/ Shannon T. Squyres
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 21, 2005	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves, Director

Dated: April 21, 2005	/s/ Shannon T. Squyres
By: Shannon T. Squyres, Director

Dated: April 21, 2005	/s/ Jeffrey S. Willmann
By: Jeffrey S. Willmann, Director

Consolidated Financial Statements and
Report of Independent Registered Accounting Firm

TRINITY3 CORPORATION AND SUBSIDIARIES

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Trinity 3 Corporation

We have audited the accompanying consolidated balance sheets of Trinity3 Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity3 Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has incurred significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP

Irvine, California
April 21, 2004

Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2004	December 31, 2003
Current assets:
Cash	$1,875	$39
Accounts receivable (net of allowance for doubtful accounts of $48,728 and		—
$-0-, at December 31, 2004 and December 31, 2003, respectively)	184,476	—
Inventory	55,403	—
Total current assets	241,754	39

Property, plant and equipment	190,574	—
Less: accumulated depreciation	(38,433)	—
	152,141	—

Goodwill (Note 4)	5,050	—
Total assets	$398,945	$39

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$301,364	$125,662
Accrued expenses	24,438	—
Note payable - related party (Note 5)	93,582	50,248
Income tax payable	1,600	800
Convertible debentures - (Note 7)	300,000	—
Total current liabilities	720,984	176,710
Commitments (Note 6)	—	—
Stockholders’ equity: (Notes 4 and 7)
Common Stock: $0.0001 par value, 2,000,000,000 shares authorized, 11,441,773 and 10,221,773 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively.	1,144	1,022
Additional paid-in capital	99,456	61,378
Common Stock Subscribed, 650,000 shares	6,500	—
Accumulated deficit	(429,139)	(239,071)
Total stockholders’ equity (deficit)	(322,039)	(176,671)
Total liabilities and stockholders’ equity	$398,945	$39

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2004	2003
Gross Revenues	$1,247,394	$20,000
Reimbursement adjustment	401,472	—
Net revenues	845,922
Cost of net revenues	203,260	—
Depreciation	39,162	—
Gross profit	603,500	20,000
Operating expenses:
General and administrative	767,556	157,676
Income (loss) from operations before
interest and provision for income taxes	(164,056)	(137,676)
Interest expense	24,412	—
Loss before provision for income taxes	(188,468)	(137,676)
Provision for taxes	1,600	800
Net loss	$(190,068)	$(138,476)
Loss per share - basic and diluted	$(.02)	$(.01)
Weighted average number of common shares outstanding - basic and diluted	11,271,417	9,878,157

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	9,781,773	$978	$8,022	$—	$(100,595)	$(91,595)
Shares issued for cash	100,000	10	49,990	—	—	50,000
Shares issued for services	340,000	34	3,366	—	—	3,400
Net loss	—	—	—	—	(138,476)	(138,476)
Balance at December 31, 2003	10,221,773	1,022	61,378	—	(239,071)	(176,671)
Shares issued for acquisition (Note 4)	480,000	48	6,252	—	—	6,300
Shares issued for cash: (Note 7)
private placement of stock	50,000	5	24,995	—	—	25,000
warrant exercise under debentures	240,000	24	2,376	—	—	2,400
Shares issued for services (Note 7)	550,000	55	5,445	—	—	5,500
Shares subscribed, not issued, 650,000 shares
(Note 7)	—	—	—	6,500	—	6,500
Shares cancelled	(100,000)	(10)	(990)	—	—	(1,000)
Net loss	—	—	—	—	(190,068)	(190,068)
Balance at December 31, 2004	11,441,773	$1,144	$99,456	$6,500	$(429,139)	$(322,039)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2004	2003
Cash flows from operating activities:
Net loss	$(190,068)	$(138,476)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	39,162	—
Shares issued for services	5,500	3,400
Shares subscribed for services	6,500	—
Shares cancelled, previously issued for services	(1,000)	—
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	(83,462)	—
(Increase) decrease inventory	(10,245)	—
Increase (decrease) accounts payable	125,559	38,319
Increase (decrease) accrued expenses	7,333	—
Increase (decrease) taxes payable	800	—
Net cash provided (used) by operating activities	(99,921)	(96,757)

Cash flows from investing activities:
Purchases of new equipment	(27,823)	—
Acquisition of net assets, less cash balance	(241,154)	—
Net cash provided (used) by investing activities	(268,977)	—

Cash flows from financing activities:
Proceeds from note payable - related party	43,334	46,748
Issuance of common stock:
For cash	25,000	50,000
Warrants exercised	2,400	—
Issuance of debentures	300,000	—
Net cash provided (used) by financing activities	370,734	96,748

Net increase (decrease) in cash	1,836	(9)
Cash, beginning of period	39	48
Cash, end of period	$1,875	$39

The accompanying notes are an integral part of these financial statements

TRINITY3 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31
	2004	2003
Supplemental disclosures of non-cash operating, investing, and financing activities

Issuance of common stock for acquisition	$6,300	$—
Issuance of common stock for services	$5,500	$3,400
Common stock subscribed for services	$6,500	$—

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND HISTORY

Trinity 3 Corporation, formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc. (the Company), a Delaware Corporation, was incorporated on September 15, 2000. The Company is focused in three divisional areas: healthcare, consumer products and developing export and import opportunities with East Asian countries.

As disclosed in Note 4, the Company acquired Skyline Orthopedics, Inc. on February 11, 2004, and accounted for the acquisition as a purchase.

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

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Revenue

Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, and Medicare.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

Management performs periodic analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends, the extent of contracted business and business combinations. Also considered are relevant business conditions such as governmental and managed care payor claims processing procedures and system changes.

Accounts Receivable

Accounts receivable are reduced by an allowance for doubtful accounts which provides for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Upon determination that an account is uncollectible, it is written-off and charged to the allowance.

Inventory

Inventory, which consists only of finished goods, is stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Property, Equipment and Depreciation

Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc. (See Note 4) and valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the years ended December 31, 2004 and 2003 was $39,162 and $-0-, respectively. The following table summarizes total Property and Equipment:

	December 31, 2004	December 31, 2003
Equipment	$135,120	$—
Computers and Software	55,454	—
Less: Accumulated Depreciation	(38,433)	—
Net	$152,141	$—

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at December 31, 2004

Income Taxes

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

Stock Based Compensation

The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense related to stock option grants, for the years ended December 31, 2004 and 2003, as all options were granted with exercise prices at or above fair market value.

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	700,000	$.825
Granted during the year	5,000,000.011
Surrendered, forfeited or expired	—	—
Exercised	—	—
Options outstanding at December 31, 2003	5,700,000	$.111

Granted during the year	—	—
Surrendered, forfeited or expired	—	—
Exercised	—	—
Options outstanding at December 31, 2004	5,700,000	$.111

Exercisable options outstanding and the related weighted average exercise price at December 31, 2004 and 2003 were 5,700,000 at $.111 per share and 700,000 at $.825 per share, respectively.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2004 and 2003:

	2004	2003
Outstanding options:
Number outstanding	5,700,000	5,700,000
Weighted average exercise price	$.111	$.111
Weighted average remaining contractual life in years	8.210	9.375

Exercisable options:
Number outstanding	5,700,000	5,700,000
Weighted average exercise price	$.111	$.111

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would not have been affected as shown below:

	2004	2003
Pro Forma:
Net Loss - as reported	$(190,068)	$(138,476)
Stock based compensation expense included in reported net income, net of related tax effect.	$—	$—
Stock based compensation expense, under fair value based method, net of related tax effect.	$—	$—
Pro forma net loss	$(190,068)	$(138,476)

Net Loss Per Share - as reported	$(0.02)	$(0.01)
Pro forma net loss per share	$(0.02)	$(0.01)

No options were granted during the year ended December 31, 2004. The fair value of each option granted during the year ended December 31, 2003, was $-0-. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

	2004	2003
Risk-free interest rate	4.24%	3.60%
Expected life in years	8.210	9.375
Expected volatility	9.54%	19.85%
Expected dividend yield	—	—

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

New Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Adoption of SFAS No. 123R is required as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, for the company. Accordingly, the Company will adopt the statement for the interim reporting period ending March 31, 2006. The Company currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

3. GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has sustained significant losses and has used capital raised through the issuance of stock to fund its activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

4. ACQUISITION

On February 11, 2004, the Company completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation (“Skyline”), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation (“Core”), making Skyline a wholly-owned subsidiary of the Company. Effective with the date of the acquisition, we merged all operations of Core into Skyline. Skyline, located in Newport Beach, California, is engaged in the marketing and distribution of durable medical equipment (DME) and billing systems to hospital networks, physician groups, and healthcare insurance providers throughout California and Nevada. The final terms of the acquisition were as follows:

▪	$250,000 in cash at the closing.
▪
Issuance of 480,000 shares of restricted common stock (of this, 450,000 were issued at the closing of the acquisition in February 2004, and 30,000 shares were issued in December 2004 to extinguish a $250,000 note payable issued at the closing of the acquisition).

▪
Commencement of a consulting agreement with the selling shareholder for a period of up to 12 months. Under the consulting agreement, the selling shareholder received an additional 250,000 shares of common stock.

The Skyline shareholder is an unrelated party to the Company and its affiliates, and the purchase price was determined by arms-length negotiations. The cash portion of the purchase price was paid by the Company using funds raised in a private placement of debentures and warrants as discussed in Note 7.

The fair market value on February 11, 2004 of net assets purchased is as follows:

Cash	$8,846
Accounts receivable, Net	101,014
Inventory	45,158
Property and equipment, FMV	163,479
Goodwill	5,050
Total cost of acquisition	323,547
Less: liabilities assumed	(67,247)
Net consideration paid	$256,300

Consideration paid:

Cash	$250,000
Stock Issued: 480,000 shares	6,300
Net consideration paid	$256,300

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

5. RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2003 and 2004, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at December 31, 2004 and 2003 was $93,582 and $50,248, respectively.

6. LEASE COMMITMENTS

In January of 2003, the Company entered into a month to month office facility sublease for its corporate headquarters from an entity owned and controlled by one of its officers and directors, a related party. Lease payments are $6,282, plus prorated utilities, common area maintenance (CAM) and property taxes.

The healthcare division leases office space in Newport Beach, California pursuant to the terms of a three-year lease at $3,589 per month. This lease is scheduled to expire May 15, 2005.

Total rent expense is summarized as follows:

	12/31/2004	12/31/2003
Rent Expense	$143,580	$75,384

Total minimum lease payments under non-cancelable lease commitments are as follows:
	For the year ended December 31,
	2005	2006	2007	2008	2009
Minimum Lease Payments due	$16,151	$—	$—	$—	$—

7.  STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock with Warrants

During the years ended December 31, 2004 and 2003, the Company sold 50,000 and 100,000 shares of its common stock, in private placements pursuant to provisions of Section 4(2) of the Securities Act of 1933 to accredited investors, for net proceeds of $25,000 and $50,000, respectively. In 2004, each share “unit” contained one attached “A” warrant exercisable at $1.00 per share, expiring two years from registration of the underlying stock, and one “B” warrant exercisable at $2.00 per share, expiring 3 years from the date of issuance of the unit.

At December 31, 2004, and 2003, 300,000 and 200,000, of these warrants were issued and outstanding, respectively.

Sale of Debentures with Warrants

During the year ended December 31, 2004, the Company raised a total of $302,400 from a private placement of debentures and warrants. The Company issued $300,000 in 10% convertible debentures, plus warrants to acquire 240,000 shares of Company common stock at $0.01 per share. Net proceeds received from the debenture offering were $300,000. The debentures, which are secured by substantially all of the assets of the Company, are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. All warrants issued under the debenture offering were exercised, for a total amount of 240,000 common shares issued in the first quarter of 2004. Net proceeds received from the exercise of the warrants was $2,400.

On March 2, 2005, the Company received a notice of default from the holder of a $250,000 debenture, who subsequently agreed to grant the Company until March 31, 2005 to pay down a portion of the debenture. The Company was unable to do so, and on March 31, 2005, the holder notified the Company of its default on the debenture and the intention to convert the outstanding balance into common stock, unless the debenture is paid in full by the end of a 60 day grace period, as provided for in the debenture.

Issuance of Common Stock for Services

During the years ended December 31, 2004 and 2003, the Company entered into various consulting agreements. The agreements provide for 200,000 shares of restricted common stock and 1,000,000 shares of unrestricted common stock to be issued for services provided in 2004 and 340,000 shares of unrestricted common stock to be issued for services provided in 2003. The value of the compensation was based on the fair market value of the shares on the dates of the agreements. The Company recorded compensation expense related to these agreements of $12,000 and $3,400 for the years ended December 31, 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, 550,000 shares of common stock valued at $5,500 and 340,000 shares of common stock valued at $3,400, respectively, had been issued for services under the agreements discussed above.

During the year ended December 31, 2004, 150,000 shares of common stock valued at $1,500 were subscribed for services provided under the agreements discussed above. Additionally, 500,000 shares of common stock valued at $5,000 were subscribed for other services.

Issuance of Warrants on Common Stock for Services

During the years ended December 31, 2004, and 2003, warrants were issued to acquire 1,100,000 shares of the Company’s common stock exercisable between $.01 and $.06 per share, the fair market value on the date of grants. These warrants were issued to service providers to the company, including certain consultants and legal counsel for services to be rendered to the Company.

Issuance of Common Stock to Cancel Note Payable

During the year ended December 31, 2004, 30,000 shares of common stock were issued in exchange for settlement of a $250,000 Note Payable related to the acquisition of Skyline (See Note 4).

Cancellation of Preferred Stock

In April 2004, the company cancelled its Preferred Series A, B, C, and D stock. No shares were issued or outstanding during the years ended December 31, 2004 and 2003, respectively.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

8. EMPLOYEE STOCK OPTION PLANS

2000 Employee Stock Option Plan

In 2000 the Board of Directors adopted the 2000 Employee Stock Option Plan. Under the 2000 plan, 300,000 shares of common stock were authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options to our key employees, officers, directors or consultants.

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

2002 Incentive and Nonstatutory Stock Option Plan

The Board of Directors adopted, and the shareholders approved, the 2002 Incentive and Nonstatutory Stock Option Plan (the “2002 Plan”) on August 16, 2002. Under the 2002 Plan, 400,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants.

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

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

2003 Incentive and Nonstatutory Stock Option Plan

On May 31, 2003, the Board of Directors approved the Trinity3 Corporation Incentive and Nonstatutory Stock Option Plan. The 2003 Plan was approved by its shareholders at the May 31, 2004 Shareholder meeting. Under the 2003 Plan, 5,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants. The terms of the 2003 are substantially the same as the 2002 Plan. The Company granted options on all 5,000,000 shares of stock under the 2003 Plan.

2004 Omnibus Securities and Stock Option Plan

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

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

9.   INCOME TAXES

The components of the deferred tax assets are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$1,626,000	$1,550,000
Valuation allowance	(1,626,000)	(1,550,000)
Net deferred tax assets	$—	$—

The Company had available approximately $4,080,000 and $3,890,000 of unused Federal and State net operating loss carryforwards, respectively, at December 31, 2004 and 2003, which were generated primarily by one of the company’s subsidiaries, that may be applied against future taxable income. These net operating loss carryforwards expire for Federal purposes in 2024. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards. $800 and $1,600 is included in the provision for income taxes for the minimum tax due to the State of California for the years ended December 31, 2004 and 2003, respectively.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004 and 2003, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

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

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	December 31, 2004	December 31, 2003
Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(5.83)%	(5.83)%
Effective tax rate	(39.83)%	(39.83)%
Valuation allowance	39.83%	39.83%
Effective income tax rate	0.00%	0.00%

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

10. PRO FORMA

The following tables represent restated pro forma results as if the acquisition of Skyline had occurred on January 1, 2003. These pro forma financial statements make certain assumptions as outlined below (see (a) - (d) below) and are based upon such assumptions. These pro forma statements are not necessarily indicative of past results, and actual past results may vary from these pro forma statements.

Unaudited Pro forma Consolidated Income Statements, Trinity3 and Skyline, 2004 vs. 2003:

	Year ended December 31, 2004			Year ended December 31, 2003
	Skyline	Trinity3	Combined	Skyline	Trinity3	Combined
Revenues	$1,308,072	—	$1,308,072	$1,544,272	20,000	$1,564,272
Reimbursement Adjustment	439,400	—	439,400	562,763	—	562,763
Net Sales	868,672	—	868,672	981,509	20,000	1,001,509
Cost of Revenues	278,840	—	278,840	290,858	—	290,858
Depreciation	32,696	—	32,696	32,696	—	32,696
Gross profit	557,136	—	557,136	657,955	20,000	677,955
Operating expenses:
General and administrative	489,823	277,733	767,556	529,978	157,676	687,654

Earnings before interest & taxes	67,313	(277,733)	(210,420)	127,977	(137,676)	(9,699)
Interest expense	—	30,000	30,000	—	30,000	30,000
Provision for income taxes	—	—	—	—	—	—
Net Income	$67,313	(307,733)	$(240,420)	$127,977	(167,676)	$(39,699)
Earnings (Loss) per share-basic and diluted	$—	—	$(0.02)	$—	—	$(0.00)

(a)	Tables based on assumption that the acquisition took place on January 1, 2003, and all reported revenues are from January 1, 2003 forward.

(b)	Previous owner's salary for period January 1, 2003 to February 11, 2004, is backed out to zero.

(c)
Assumes entire $163,479 Fair Market Value of Property & Equipment at acquisition date of February 11, 2004 is acquired on January 1, 2003 and is depreciated over a subsequent 60 month life. This is $8,174 per calendar quarter.

(d)	Assumes $300,000, 10% subordinated debentures issued on January 1, 2003. Interest expense is $7,500 per calendar quarter.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

11. SEGMENT INFORMATION

Trinity3 currently is divided into three business segments: healthcare, consumer products and East Asian Import Export. Consumer products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”) as described more fully in Note 4. The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the healthcare segment, for the three months and years ended December 31, 2004 and 2003:

Healthcare Segment Operations:	Year ended December 31
	2004	2003
Gross Revenues	$1,247,394	$—
Reimbursement Adjustment	401,473
Net Revenues	845,921
Cost of Net Revenues	203,260	—
Gross profit	642,661	—
Operating expenses:
General and administrative	489,823	—
Segment operating earnings	$152,838	$—

Healthcare Segment Assets:
Total assets	$471,455	$—

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three months and years ended December 31, 2004 and 2003:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Year ended December 31
	2004	2003
Segment operating earnings	$152,838	$—
Segment depreciation	(39,162)	—
Income taxes	(1,600)	—
Corporate general and administrative expenses	(277,732)
Corporate interest expense	(24,412)	—
Consolidated earnings (Loss)	$(190,068)	$—

* * * * *