Form 10KSB/A
period 2004-12-31
TRINITY3 CORP
filed 2005-06-17
CIK 1090051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No.1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-26651

Trinity3 Corporation
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0884085 (I.R.S. Employer Identification No.)
20261 Acacia Street, Suite 200 Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)

Issuer’s telephone number (949) 660-1212

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December31, 2004 (the "Annual Report"), as filed with the Securities and Exchange Commission on May 17, 2005, is filed solely to correct a typographical error on the date of the Report of Independent Registered Accounting Firm. As required under the rules and regulations of the Securities and Exchange Act of 1934, as amended, Item 7 (Financial Information) is included in this Amendment in its entirety. However, there are no changes to Item 7, except for the correction to the date on the Report of Independent Registered Accounting Firm.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original the Annual Report, or modify or update in any way disclosures contained in the original the Annual Report.

Trinity3 Corporation

TABLE OF CONTENTS

PART II		7
ITEM 7 -	FINANCIAL STATEMENTS	17

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 15, 2005	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer

Dated: June 15, 2005	/s/ Shannon T. Squyres
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 15, 2005	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves, Director

Dated: June 15, 2005	/s/ Shannon T. Squyres
By: Shannon T. Squyres, Director

Dated: June 15, 2005	/s/ Jeffrey S. Willmann
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
April 21, 2005

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