Form 10QSB
period 2005-03-31
TRINITY3 CORP
filed 2005-06-20
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant's telephone number, including area code (949) 660-1212

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2004 there were 11,441,773 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐  No ☒

Trinity3 Corporation

TABLE OF CONTENTS

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”“anticipate,”“intend,”“plan,”“believe,”“estimate,”“consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

 Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Current assets: Cash	$11,197	$1,875
Accounts receivable (net of allowance for doubtful accounts of $28,302 and
$48,728, at March 31, 2005 and December 31, 2004, respectively)	203,634	184,476
Inventory	50,398	55,403
Total current assets	265,229	241,754

Property, plant and equipment	190,574	190,574
Less: accumulated depreciation	(49,810)	(38,433)
	140,764	152,141

Goodwill (Note 3)	5,050	5,050

Total assets	$411,043	$398,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$349,237	$301,364
Accrued expenses	31,836	24,438
Note payable - related party (Note 4)	91,736	93,582
Income tax payable	2,400	1,600
Convertible debentures - (Note 6)	300,000	300,000
Total current liabilities	775,209	720,984
Commitments (Note 5) Stockholders’ equity: (Notes 3 and 6)	—	—
Common Stock: $0.0001 par value, 2,000,000,000 shares authorized, 11,441,773 and 11,441,773 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	1,144	1,144
Additional paid-in capital	99,456	99,456
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(471,266)	(429,139)
Total stockholders’ equity (deficit)	(364,166)	(322,039)

Total liabilities and stockholders’ equity	$411,043	$398,945

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31
	2005	2004
Revenues	$221,192	$204,607
Cost of revenues	55,523	101,800
Depreciation	11,377	6,630
Gross profit	154,292	96,177
Operating expenses:
General and administrative	188,222	144,947
Income (loss) from operations before
interest and provision for income taxes	(33,930)	(48,770)
Interest expense	7,397	1,836
Loss before provision for income taxes	(41,327)	(50,606)
Provision for taxes	800	1,600
Net loss	$(42,127)	$(52,206)
Loss per share - basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding - basic and diluted	11,441.773	10,899,575

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2002	9,781,773	$978	$8,022	$—	$(100,595)	$(91,595)

Shares issued for cash	100,000	10	49,990	—	—	50,000
Shares issued for services	340,000	34	3,366	—	—	3,400
Net loss	—	—	—	—	(138,476)	(138,476)

Balance at December 31, 2003	10,221,773	1,022	61,378	—	(239,071)	(176,671)

Shares issued for acquisition (Note 3)	480,000	48	6,252	—	—	6,300
Shares issued for cash: (Note 6)
private placement of stock	50,000	5	24,995	—	—	25,000
warrant exercise under debentures	240,000	24	2,376	—	—	2,400
Shares issued for services (Note 6)	550,000	55	5,445	—	—	5,500
Shares subscribed, not issued, 650,000 shares
(Note 6)	—	—	—	6,500	—	6,500
Shares cancelled	(100,000)	(10)	(990)	—	—	(1,000)
Net loss	—	—	—	—	(190,068)	(190,068)

Balance at December 31, 2004	11,441,773	1,144	99,456	6,500	(429,139)	(322,039)
Net loss	—	—	—	—	(42,127)	(42,127)

Balance at March 31, 2005	11,441,773	$1,144	$99,456	$6,500	$(471,266)	$(364,166)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31
	2005	2004
Cash flows from operating activities:
Net loss	$(42,127)	$(52,206)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	11,377	6,630
Shares issued for services	—	5,975
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	(19,158)	(3,403)
(Increase) decrease inventory	5,005	—
(Increase) decrease prepaids	—	(6,695)
Increase (decrease) accounts payable	47,873	2,899
Increase (decrease) accrued expenses	7,398	(15,268)
Increase (decrease) taxes payable	800	800
Net cash provided (used) by operating activities	11,168	(61,268)

Cash flows from investing activities:
Acquisition of net assets, less cash balance	—	(241,154)
Net cash provided (used) by investing activities	—	(241,154)

Cash flows from financing activities:
Proceeds (payment) from note payable - related party	(1,846)	(572)
Issuance of common stock:
For cash	—	25,000
Warrants exercised	—	2,400
Issuance of debentures	—	300,000
Net cash provided (used) by financing activities	(1,846)	326,828

Net increase (decrease) in cash	9,322	24,406
Cash, beginning of period	1,875	39
Cash, end of period	$11,197	$24,445

The accompanying notes are an integral part of these financial statements

TRINITY3 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Three months ended March 31
	2005	2004
Supplemental disclosures of non-cash operating, investing, and financing activities

Issuance of common stock for acquisition	$—	$4,500
Issuance of note payable for acquisition	$—	$250,000
Issuance of common stock for services	$—	$4,500
Common stock subscribed for services	$—	$1,475

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 AND 2004

1.	INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the “Company”) as of March 31, 2005 and for the three months ended March 31, 2005 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from the Company’s Annual Report on form 10-KSB.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the Company’s Annual Report on form 10-KSB for the year ended December 31, 2004.

The consolidated financial statements of the Company and its wholly owned subsidiaries as of March 31, 2005 have not been reviewed by its independent accounting firm. The Company expects such review to be completed as soon as practical.

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
March 31, 2005 AND 2004

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

Property, Equipment and Depreciation

Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc. (See Note 4) and valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the three months ended March 31, 2005 and 2004 was $11,377 and $6,630, respectively. The following table summarizes total Property and Equipment:

	March 31, 2005	March 31, 2004
Equipment	$135,120	$110,340
Computers and Software	55,454	53,139
Less: Accumulated Depreciation	(49,810)	(6,630)
Net	$140,764	$156,849

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 AND 2004

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at March 31, 2005.

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

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 AND 2004

3.	ACQUISITION

On February 11, 2004, the Company completed the acquisition of all of the issued and outstanding stock of Skyline Orthopedics, Inc., a California corporation (“Skyline”), and its wholly-owned subsidiary, Core Management Systems, Inc., a California corporation (“Core”), making Skyline a wholly-owned subsidiary of the Company. Effective with the date of the acquisition, the Company merged all operations of Core into Skyline. Skyline, located in Newport Beach, California, is engaged in the marketing and distribution of durable medical equipment (DME) and billing systems to hospital networks, physician groups, and healthcare insurance providers throughout California and Nevada. The final terms of the acquisition were as follows:

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

The Skyline shareholder is an unrelated party to the Company and its affiliates, and the purchase price was determined by arms-length negotiations. The cash portion of the purchase price was paid by the Company using funds raised in a private placement of debentures and warrants as discussed in Note 6.

The fair market value on February 11, 2004 of net assets purchased is as follows:

Cash	$8,846
Accounts receivable, Net	101,014
Inventory	45,158
Property and equipment, FMV	163,479
Goodwill	5,050
Total cost of acquisition	323,547
Less: liabilities assumed	(67,247)
Net consideration paid	$256,300

Consideration paid:

Cash	$250,000
Stock Issued: 480,000 shares	6,300
Net consideration paid	$256,300

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 AND 2004

4.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2003 and 2004, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at March 31, 2005 and 2004 was $91,736 and $93,582, respectively.

5.	LEASE COMMITMENTS

In January of 2003, the Company entered into a month to month office facility sublease for its corporate headquarters from an entity owned and controlled by one of its officers and directors, a related party. Lease payments are $6,282, plus prorated utilities, common area maintenance (CAM) and property taxes. On May 15, 2005, the Company terminated this lease and consolidated its corporate office space into the healthcare division offices.

The healthcare division leases office space in Newport Beach, California pursuant to the terms of a one-year lease at $3,589 per month. This lease expires March 31, 2006.

Total minimum lease payments under non-cancelable lease commitments are as follows:
	For the year ended December 31,
	2005	2006	2007	2008	2009
Minimum Lease Payments due	$43,068	$10,767	$—	$—	$—

6.	STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock with Warrants

During the first quarter ended March 31, 2005, there were no sales of common stock.

During the first quarter ended March 31, 2004, the Company sold 50,000 shares of its common stock, in private placements pursuant to provisions of Section 4(2) of the Securities Act of 1933 to accredited investors, for net proceeds of $25,000. Each share “unit” contained one attached “A” warrant exercisable at $1.00 per share, expiring two years from registration of the underlying stock, and one “B” warrant exercisable at $2.00 per share, expiring 3 years from the date of issuance of the unit.

Sale of Debentures with Warrants

During the first quarter ended March 31, 2005, there were no sales of debentures.

During the first quarter ended March 31, 2004, the Company raised a total of $302,400 from a private placement of debentures and warrants. The Company issued $300,000 in 10% convertible debentures, plus warrants to acquire 240,000 shares of Company common stock at $0.01 per share. Net proceeds received from the debenture offering were $300,000. The debentures, which are secured by substantially all of the assets of the Company, are due March 1, 2005, and are

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 AND 2004

convertible at the option of the holder into Company common stock at $2.00 per share. All warrants issued under the debenture offering were exercised, for a total amount of 240,000 common shares issued in the first quarter of 2004. Net proceeds received from the exercise of the warrants was $2,400.

Subsequent Event - Debentures with Warrants

On April 4, 2005, the Company filed a Current Report on Form 8-K to disclose that it had received a notice of default under the 10% Convertible Debenture issued on February 9, 2004, to Bumper Fund, L.P. in the principal amount of $250,000 (the "Debenture"). The Registrant and Bumper Fund agreed that Bumper Fund would have the right to convert the outstanding balance under the Debenture into the Registrant's common stock at the rate of $0.01 per share, if such balance was not repaid by May 31, 2005. On May 31, 2005, the Registrant repaid all of the outstanding balance due under the Debenture.

This was accomplished through a refinancing by the Company consisting of a combination of loans by officers, and a new issuance of convertible debentures which is on going.

Issuance of Common Stock for Services

During the first quarter ended March 31, 2005, there were no issuances of common stock for services.

During the first quarter ended March 31, 2004, the Company entered into various consulting agreements. The agreements provide for 200,000 shares of restricted common stock and 1,000,000 shares of unrestricted common stock to be issued for services provided in 2004. The value of the compensation was based on the fair market value of the shares on the dates of the agreements. The Company recorded compensation expense related to these agreements of $ 6,975, deferred compensation expense of $5,025, and 650,000 shares as common stock subscribed totaling $6,500 during the first quarter 2004.

During first quarter ended March 31, 2004, 550,000 shares of common stock valued at $5,500 had been issued for services under the agreements discussed above.

Issuance of Warrants on Common Stock for Services

During the first quarter ended March 31, 2005, there were no issuances of warrants on common stock for services.

During the first quarter ended March 31, 2004, warrants were issued to acquire 600,000 shares of the Company’s common stock exercisable at $.01 per share, the fair market value on the date of grants. These warrants were issued to certain consultants to the company for services to be rendered to the Company.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 AND 2004

7.	SEGMENT INFORMATION

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”) as described more fully in Note 4. The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three month periods ended March 31, 2005 and 2004, respectively:

Healthcare Segment Operations:	Three months ended March 31
	2005	2004
Revenues	$221,192	$204,607
Cost of revenues	55,523	101,800
Gross profit	165,669	102,807
Operating expenses:
General and administrative	144,877	71,095
Segment operating earnings	$20,792	$31,712

Healthcare Segment Assets:
Total assets	$514,406	$587,263

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three month periods ended March 31, 2005 and 2004, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended March 31
	2005	2004
Segment operating earnings	$20,792	$31,711
Segment depreciation	(11,377)	(6,630)
Income taxes	(800)	(1,600)
Corporate general and administrative expenses	(43,345)	(73,851)
Corporate interest expense	(7,397)	(1,836)
Consolidated earnings (Loss)	$(42,127)	$(52,206)

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

Our Healthcare division is anchored by our subsidiary, Skyline Orthopedics, Inc., and its subsidiary, Core Management Services, Inc., both of which were acquired on February 11, 2004. Effective with the date of the acquisition, we merged all operations of Core into Skyline. Skyline is engaged in the marketing and distribution of durable medical equipment and billing systems to hospitals, physician groups, and healthcare insurance providers in California and Nevada. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. Additionally, Skyline provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We plan on growing this division through internal growth of top line revenues and strategic acquisitions. The consolidated operations of Skyline are included in these financial statements, for all operations beginning February 12, 2004.

Our Consumer Products division is anchored by our subsidiary, Trinity3 Acceptance Corporation (“TAC”), which is a financing subsidiary set up to facilitate payments between Trinity3 Corporation, its customers and its suppliers. TAC produced no revenues in 2004 and $20,000 in revenues since inception. We are seeking opportunities in this area to provide shareholder value.

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

Results of Operations

Introduction

Our operations for the first quarter 2005 versus 2004 are significantly different, reflecting our change from a development stage company to one with operations, as a result of the Skyline acquisition. Our consolidated financial statements for the three months ended March 31, 2005 reflect this change in operations, a full quarter of operations for Skyline. Our consolidated revenues for the three months ended March 31, 2005 were $221,192 compared to $204,607 for the same period in 2004 which was only a partial operating period with Skyline operations. With our increase in revenues, we also incurred significant operating costs and we continue to operate at a loss. Our first quarter 2005 operating expenses are larger because of the larger base of fixed costs associated with our company and our recently acquired operating subsidiaries. As a result, our operating expenses during the first quarter 2005 of $188,222 were significantly greater than the same period in 2004 of $144,947. Our corporate expenses, including general, administrative, and net interest expense items, totaled $50,742, contributing to a consolidated first quarter loss of ($42,127). However, our Healthcare segment contributed operating earnings of $20,792 during the first quarter.

Three months ended March 31, 2005 compared to three months ended March 31, 2004 (unaudited)

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from consolidated operations for the three months ended March 31, 2005 and 2004, respectively, are as follows:

	Three months ended March 31
	2005	% of Net Revenue	2004	% of Net Revenue	Percent Change
Revenue	$221,192	100.0	$204,607	100.0	8.1
Cost of Revenues	55,523	25.1	101,800	49.8	(45.1)
Gross Profit	165,669	74.9	102,807	50.2	61.1
General & Administrative Expenses	188,222	85.0	144,947	70.8	29.9
Interest, Depreciation and Taxes	19,574	8.9	10,066	4.9	94.5
Net Loss	$(42,127)	(19.0)	$(52,206)	(25.5)	19.3

Revenues

Revenues for the three months ended March 31, 2005 were $221,192 compared to $204,607 for the same period in 2004. This increase in 2005 is due to comparable period 2004 Revenues reflecting only a partial period of operations, from February 12, 2004 forward with Skyline operations. The operations of Skyline accounted for 100% of our revenues for the three months ended March 31, 2005.

Cost of Revenues

Cost of revenues was $55,523 for the three months ended March 31, 2005 compared to $101,800 for the same period in 2004. This favorable decrease in 2005 is due to several reasons, including: 1) adoption of a more profitable product mix through elimination of unprofitable product lines; 2) improvement in gross margins; and 3) certain write downs taken in the comparable period 2004 immediately after the Skyline acquisition. The cost of revenues for Skyline were 100% of our total cost of revenues for the three months ended March 31, 2005.

Operating, General and Administrative Expenses

General and administrative expenses were $188,222 for the three months ended March 31, 2005 as compared to $144,947 for the same period in 2004, an increase of 29.9%. This increase in 2005 is due to comparable period 2004 SG&A expenses reflecting only a partial period of operations, from February 12, 2004 forward with Skyline operations.

Net Loss

The Company experienced a consolidated net loss of ($42,127) for the three months ended March 31, 2005 compared to a net loss of ($52,206) for the same period in 2004, a decrease of 19.3%. Contributing to this narrowing in net loss was the profitable operations of Skyline Orthopedics, acquired in February 2004. Conversely, our larger corporate expenses, including general, administrative, and net interest expense items continued to keep consolidated earnings below the breakeven mark.

Segment Reporting

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment, anchored by Skyline Orthopedics, Inc., is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three month periods ended March 31, 2005 and 2004, respectively:

Healthcare Segment Operations:	Three months ended March 31
	2005	% of Net Revenue	2004	% of Net Revenue
Revenues	$221,192	100.0	$204,607	100.0
Cost of Revenues	55,523	25.1	101,800	49.8
Gross profit	165,669	74.9	102,807	50.2
Operating expenses:
General and administrative	144,877	65.5	71,095	34.7
Segment operating earnings	$20,792	9.4	$31,712	15.5

Healthcare Segment Assets:
Total assets	$514,406	—	$587,263	—

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three month periods ended March 31, 2005 and 2004, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended March 31
	2005	2004
Segment operating earnings	$20,792	$31,711
Segment depreciation	(11,377)	(6,630)
Income taxes	(800)	(1,600)
Corporate general and administrative expenses	(43,345)	(73,851)
Corporate interest expense	(7,397)	(1,836)
Consolidated earnings (Loss)	$(42,127)	$(52,206)

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2005, the Company generated positive operating cash flows. Cash totaled $11,197 and $24,445 at March 31, 2005 and 2004, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2005 and 2004, respectively, are as follows:

	March 31		Percentage Change
	2005	2004
Cash	$11,197	$24,445	(54.2)
Total Current Assets	265,229	241,754	9.7
Total Assets	411,043	398,945	3.0
Total Current Liabilities	775,209	720,984	7.5
Total Liabilities	$775,209	$720,984	7.5

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

Sources and Uses of Cash

Operations

Net cash provided (used) by operations was $11,168 and ($61,268), for the three months ended March 31, 2005 and 2004, respectively. Positive operating cash flows during 2005 were created primarily by expansion of accounts payable and non cash depreciation expense.

Investing

Net cash provided (used) by investing activities was $-0- and ($241,154), for the three months ended March 31, 2005 and 2004, respectively. There were no investing activities for the three months ended March 31, 2005. However, investing activities for the three months ended March 31, 2004 consisted of the acquisition of net assets in the Skyline acquisition: $250,000 cash down payment, less $8,846 cash acquired.

Financing

Net cash provided (used) by financing activities was ($1,846) and $326,828, for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, financing activities included partial payback of loans to the company by officers and directors, using $1,846. During the same period in 2004, financing activities included partial payback of loans to the company from officers, using $572; sale of company stock for cash, netting $25,000; warrant exercise, netting $2,400; and issuance of debentures, netting $300,000.

Debt Instruments, Guarantees, and Related Covenants

As of March 31, 2005 and 2004, the Company had $300,000 and $300,000, respectively, of debt instruments outstanding. During the first quarter 2004, in a private placement, the Company issued $300,000 of 10% convertible debentures, plus attached warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. The proceeds were used to complete the Skyline acquisition and fund the Company’s working capital requirements.

On April 4, 2005, the Company filed a Current Report on Form 8-K to disclose that it had received a notice of default under the 10% Convertible Debenture issued on February 9, 2004, to Bumper Fund, L.P. in the principal amount of $250,000 (the "Debenture"). The Registrant and Bumper Fund agreed that Bumper Fund would have the right to convert the outstanding balance under the Debenture into the Registrant's common stock at the rate of $0.01 per share, if such balance was not repaid by May 31, 2005. On May 31, 2005, the Company repaid all of the outstanding balance due under the Debenture.

This repayment was accomplished through a refinancing by the Company consisting of loans by officers, and a new issuance of convertible debentures which is on going. The remaining $50,000 convertible debenture was renewed for a one-year period, with a new maturity date of March 1, 2006. Interest expense of $7,397and $1,836, for the three month periods ended March 31, 2005 and 2004, respectively, is entirely attributable to the $300,000 convertible debentures outstanding.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Inventory, which consists only of finished goods, is stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc. and is valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred.

Off Balance Sheet Contracts

At March 31, 2005 and 2004, there were no “off balance sheet” contracts or items to record.

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

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against our company.

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

On April 4, 2005, we filed a Current Report on Form 8-K to disclose that we received a notice of default under the 10% Convertible Debenture issued on February 9, 2004, to Bumper Fund, L.P. in the principal amount of $250,000 (the "Debenture"). The Registrant and Bumper Fund agreed that Bumper Fund would have the right to convert the outstanding balance under the Debenture into the Registrant's common stock at the rate of $0.01 per share, if such balance was not repaid by May 31, 2005. On May 31, 2005, the Registrant repaid all of the outstanding balance due under the Debenture.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 20, 2005	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer

Dated: June 20, 2005	/s/ Shannon T. Squyres
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary