Form 10QSB/A
period 2005-03-31
TRINITY3 CORP
filed 2005-06-24
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Amendment No. 1)

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
(check one):

Yes ☐  No ☒

EXPLANATORY NOTE

This Amendment to the Registrant's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2005 (the "Quarterly Report"), as filed with the Securities and Exchange Commission on June 20, 2005, is filed solely to amend Note 1 (Interim Financial Information) to Item 1 (Financial Information). There were no changes to the Quarterly Report, except for the amendment to Note 1 (Interim Financial Information).

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

Dated: June 24, 2005	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer

Dated: June 24, 2005	/s/ Shannon T. Squyres
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary