Form 10QSB/A
period 2005-03-31
TRINITY3 CORP
filed 2005-09-21
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 2004 there were 11,441,773 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐  No ☒

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant's Quarterly Report on Form 10-QSB/A, for the three-month period ended March 31, 2005 (the "Quarterly Report"), as filed with the Securities and Exchange Commission on June 24, 2005, is filed solely to: (i) amend Note 2 of the Notes to Financial Statements, regarding comparison of Property Equipment and Depreciation, between December 31, 2004 and March 31, 2005; (ii) amend Item 2. Management's Discussion and Analysis of Operation, Liquidity and Capital Resources, in the comparison of assets and liabilities between December 31, 2004 and March 31, 2005; and (iii) apply formatting changes in the Notes to the Financial Statements.

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

 Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2005	December 31, 2004
Current assets: Cash	$11,197	$1,875
Accounts receivable (net of allowance for doubtful accounts of $28,302 and
$48,728, at March 31, 2005 and December 31, 2004, respectively)	203,634	184,476
Inventory	50,398	55,403
Total current assets	265,229	241,754

Property, plant and equipment	190,574	190,574
Less: accumulated depreciation	(49,810)	(38,433)
	140,764	152,141

Goodwill (Note 3)	5,050	5,050

Total assets	$411,043	$398,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$349,237	$301,364
Accrued expenses	31,836	24,438
Note payable - related party (Note 4)	91,736	93,582
Income tax payable	2,400	1,600
Convertible debentures - (Note 6)	300,000	300,000
Total current liabilities	775,209	720,984
Commitments (Note 5) Stockholders’ equity: (Notes 3 and 6)	—	—
Common Stock: $0.0001 par value, 2,000,000,000 shares authorized, 11,441,773 and 11,441,773 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively.	1,144	1,144
Additional paid-in capital	99,456	99,456
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(471,266)	(429,139)
Total stockholders’ equity (deficit)	(364,166)	(322,039)

Total liabilities and stockholders’ equity	$411,043	$398,945

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
March 31, 2005 AND December 31, 2004
(UNAUDITED)

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
March 31, 2005 AND December 31, 2004
(UNAUDITED)

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

	March 31, 2005	December 31, 2004
Equipment	$135,120	$135,120
Computers and Software	55,454	55,454
Less: Accumulated Depreciation	(49,810)	(38,433)
Net	$140,764	$152,141

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 AND December 31, 2004
(UNAUDITED)

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
March 31, 2005 AND December 31, 2004
(UNAUDITED)

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
March 31, 2005 AND December 31, 2004
(UNAUDITED)

4.	RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2003 and 2004, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at March 31, 2005 and December 31, 2004 was $91,736 and $93,582, respectively.

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
March 31, 2005 AND December 31, 2004
(UNAUDITED)

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
March 31, 2005 AND December 31, 2004
(UNAUDITED)

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

Healthcare Segment Operations:	Three months ended March 31
	2005	2004
Revenues	$221,192	$204,607
Cost of revenues	55,523	101,800
Gross profit	165,669	102,807
Operating expenses:
General and administrative	144,877	71,096
Segment operating earnings	$20,792	$31,711

Healthcare Segment Assets:
Total assets	$514,406	$587,263

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

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2005, the Company generated positive operating cash flows. Cash totaled $11,197 and $1,875 at March 31, 2005 and December 31, 2004, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2005 and December 31, 2004, respectively, are as follows:

	March 31, 2005	December 31, 2004	Percentage Change
Cash	$11,197	$1,875	497.0
Total Current Assets	265,229	241,754	9.7
Total Assets	411,043	398,945	3.0
Total Current Liabilities	775,209	720,984	7.5
Total Liabilities	$775,209	$720,984	7.5

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

Debt Instruments, Guarantees, and Related Covenants

As of March 31, 2005 and December 31, 2004, the Company had $300,000 and $300,000, respectively, of debt instruments outstanding. During the first quarter 2004, in a private placement, the Company issued $300,000 of 10% convertible debentures, plus attached warrants to acquire 240,000 shares of Company common stock at $0.01 per share, in exchange for $300,000. The debentures are due March 1, 2005, and are convertible at the option of the holder into Company common stock at $2.00 per share. The proceeds were used to complete the Skyline acquisition and fund the Company’s working capital requirements.

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

Dated: September 20, 2005	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer

Dated: September 20, 2005	/s/ Shannon T. Squyres
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary