Form 10QSB
period 2005-06-30
TRINITY3 CORP
filed 2005-09-21
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 29, 2005, there were 11,441,773 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐ No ☒

Trinity3 Corporation

PART I

This Quarterly Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. There can be no assurance that the forward-looking statements contained in this filing will in fact occur. In fact, the Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statements.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this Quarterly Report as well as other pubic reports which may be filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this Quarterly Report to reflect new events or circumstances, unless and to the extent required by applicable law.

ITEM 1 Financial Statements

Index to Financial Statements

Consolidated Balance Sheets at the six months ended June 30, 2005 (unaudited)	4

Consolidated Statements of Income for the six months
ended June 30, 2005 and 2004 (unaudited)	5

Consolidated Statements of Changes in Stockholders' Equity (deficit) for the six months
ended June 30, 2005 and 2004 (unaudited)	6

Consolidated Statements of Cash Flows for the six months
ended June 30, 2005 and 2004	7-8

Notes to consolidated condensed financial statements for the six months
ended June 30, 2005 and 2004 (unaudited)	9-15

Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2005	December 31, 2004
Current assets:
Cash	$5,049	$1,875
Accounts receivable (net of allowance for doubtful accounts of $28,246 and	224,872
$48,728 at June 30, 2005 and December 31, 2004, respectively)		184,476
Inventory	111,095	55,403
Total current assets	341,016	241,754

Property, plant and equipment	190,574	190,574
Less: accumulated depreciation	(61,187)	(38,433)
	129,387	152,141

Goodwill (Note 2)	5,050	5,050
Total assets	$475,453	$398,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,806	$301,364
Accrued expenses	28,879	24,438
Note payable - related party (Note 3)	224,134	93,582
Income tax payable	2,400	1,600
Convertible debentures - (Note 5)	248,000	300,000
Total current liabilities	902,219	720,984
Commitments (Note 4)		-
Stockholders’ equity: (Note 5)
Common Stock:
$0.0001 par value, 2,000,000,000 shares authorized, 11,441,773 and 11,441,773 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	1,144	1,144
Additional paid-in capital	99,456	99,456
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(533,866)	(429,139)
Total stockholders’ equity (deficit)	(426,766)	(322,039)
Total liabilities and stockholders’ equity	$475,453	$398,945

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net Revenues	$286,673	$362,298	$507,865	$566,905
Cost of net revenues	112,120	186,555	167,643	288,355
Depreciation	11,377	10,662	22,754	17,292
Gross profit	163,176	165,081	317,468	261,258
Operating expenses:
General and administrative	217,294	198,502	405,516	343,449
Income (loss) from operations before
interest and provision for income taxes	(54,118)	(33,421)	(88,048)	(82,191)
Interest expense	8,482	7,457	15,879	9,293
Loss before provision for income taxes	(62,600)	(40,878)	(103,927)	(91,484)
Provision for taxes	-	-	800	1,600
Net loss	$(62,600)	$(40,878)	$(104,727)	$(93,084)
Loss per share - basic and diluted	$(.01)	$(.00)	$(.01)	$(.01)
Weighted average number of common shares outstanding - basic and diluted	11,441,773	11,411,773	11,441,773	11,155,674

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2002	9,781,773	$978	$8,022	$-	$(100,595)	$(91,595)

Shares issued for cash	100,000	10	49,990	-	-	50,000
Shares issued for services	340,000	34	3,366	-	-	3,400
Net loss	-	-	-	-	(138,476)	(138,476)
Balance at December 31, 2003	10,221,773	1,022	61,378	-	(239,071)	(176,671)
Shares issued for acquisition	480,000	48	6,252	-	-	6,300
Shares issued for cash:
private placement of stock	50,000	5	24,995	-	-	25,000
warrant exercise under debentures	240,000	24	2,376	-	-	2,400
Shares issued for services	550,000	55	5,445	-	-	5,500
Shares subscribed, not issued, 650,000 shares
(Note 7)	-	-	-	6,500	-	6,500
Shares cancelled	(100,000)	(10)	(990)	-	-	(1,000)
Net loss	-	-	-	-	(190,068)	(190,068)

Balance at December 31, 2004	11,441,773	1,144	99,456	6,500	$(429,139)	$(322,039)
Net loss					(104,727)	(104,727)

Balance at June 30, 2005	11,441,773	1,144	$99,456	$6,500	$(533,866)	$(426,766)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30
	2005		2004
Cash flows from operating activities:
Net loss	$	(104,727)	$	(93,084)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		22,754		17,292
Shares issued for services		-		5,500
Shares subscribed for services		-		5,225
Shares cancelled, previously issued for services		-		(1,000)
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net		(40,396)		(25,766)
(Increase) decrease inventory		(55,692)		16,552
Increase (decrease) accounts payable		97,442		11,286
Increase (decrease) accrued expenses		4,441		(7,790)
Increase (decrease) taxes payable		800		800
Net cash provided (used) by operating activities		(75,378)		(70,985)

Cash flows from investing activities:
Purchases of new equipment		-		(15,297)
Acquisition of net assets, less cash balance		-		(241,154)
Net cash provided (used) by investing activities		-		(256,451)

Cash flows from financing activities:
Proceeds from note payable - related party		130,552		5,320
Issuance of common stock:
For cash		-		25,000
Warrants exercised		-		2,400
Retirement of debentures		(250,000)		-
Issuance of debentures		198,000		300,000
Net cash provided (used) by financing activities		78,552		332,720

Net increase (decrease) in cash		3,174		5,284
Cash, beginning of period		1,875		39
Cash, end of period		$5,049		$5,323

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six months ended June 30
	2005	2004
Supplemental disclosures of non-cash operating, investing, and financing activities:

Issuance of common stock for acquisition	$-	$4,500
Issuance of note payable for acquisition	$-	$250,000
Issuance of common stock for services	$-	$2,500
Common stock subscribed for services	$-	$5,225

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 AND December 31, 2004
(UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the “Company”) as of June 30, 2005 and for the three and six months periods ended June 30, 2005 and 2004 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from the Company’s Annual Report on form 10-KSB.

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
June 30, 2005 AND December 31, 2004
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

Property, Equipment and Depreciation

Property and equipment was purchased in the acquisition of Skyline Orthopedics, Inc. (See Note 4) and valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the six months ended June 30, 2005 and 2004 was $22,754 and $17,292, respectively. The following table summarizes total Property and Equipment:

	June 30, 2005	December 31, 2004
Equipment	$135,120	$135,120
Computers and Software	55,454	55,454
Less: Accumulated Depreciation	(61,187)	(38,433)
Net	$129,387	$152,141

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 AND December 31, 2004
(UNAUDITED)

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at June 30, 2005.

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

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 AND December 31, 2004
(UNAUDITED)

3. RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2005 and 2004, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at June 30, 2005 and December 31, 2004 was $224,134 and $93,582, respectively.

4. LEASE COMMITMENTS

In January of 2003, the Company entered into a month to month office facility sublease for its corporate headquarters from an entity owned and controlled by one of its officers and directors, a related party. Lease payments are $6,282 per month, plus prorated utilities, common area maintenance (CAM) and property taxes. On May 15, 2005, the Company terminated this lease and consolidated its corporate office space into the healthcare division offices.

The healthcare division leases its corporate headquarters office space in Newport Beach, California pursuant to the terms of a one-year lease at $3,589 per month. This lease expires March 31, 2006. The healthcare division entered into a 3-year lease expiring June 30, 2008 for its new Livermore office effective July 1, 2005. This lease is $1,534 per month, plus prorated utilities, common area maintenance (CAM) and property taxes.

The company also assumed various operating leases for equipment, telecommunications and various other office equipment commencing with the opening of the Livermore offices on June 1, 2005. These leases range from 30 to 48 months.

Total minimum lease payments under non-cancelable lease commitments are as follows:

	For the year ended December 31,
	2005	2006	2007	2008	2009
Minimum Lease Payments due	$72,263	$60,251	$46,170	$13,908	$1,535

5. STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock with Warrants

During the six months ended June 30, 2005, there were no sales of common stock.
Sale of Debentures with Warrants

Sale of Convertible Debentures with warrants was $198,000 and $300,000 for the six months ended June 30, 2005 and year ended December 31, 2004, respectively.

During the second quarter ended June 30, 2005, the Company raised a total of $198,000 from a private placement of Convertible Debentures with attached warrants. The Company issued $198,000, face value, 10% convertible debentures, plus attached warrants, to acquire 495,000 shares of Company stock at $.10 per share in exchange for $198,000. Maturities on the debentures range from 4 months to 24 months, with maturity dates ranging from October 31 2005 to May 31, 2007, and are convertible at the option of the holder into Company common stock at $.50 per share. None of the attached warrants in this offering have been exercised as of June 30, 2005. The proceeds were used to retire $250,000 of maturing convertible debentures which were issued in 2004.

At June 30, 2005 and December 31, 2004, $248,000 and $300,000, of these Convertible Debentures were issued and outstanding, respectively. At June 30, 2005 and December 31, 2004, 495,000 and -0- warrants to purchase Company stock under these Convertible Debentures was outstanding, respectively.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 AND December 31, 2004
(UNAUDITED)

Issuance of Common Stock for Services

During the six months ended June 30, 2005, there were no issuances of common stock for services.

Issuance of Warrants on Common Stock for Services

During the six months ended June 30, 2005, warrants were issued to acquire a total of 25,000 shares of common stock for services rendered.

During the second quarter ended June 30, 2005, these warrants were issued to acquire 25,000 shares of the Company’s common stock exercisable at $.06 per share, the fair market value on the date of grant. These warrants were issued to the Company’s legal counsel for services rendered to the Company.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 AND December 31, 2004
(UNAUDITED)

6. SEGMENT INFORMATION

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”) as described more fully in Note 4. The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three month and six month periods ended June 30, 2005:

Healthcare Segment Operations:	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Revenues	$286,673	$362,298	$507,865	$566,905
Cost of revenues	112,120	186,555	167,643	288,355
Gross profit	174,553	175,743	340,222	278,550
Operating expenses:
General and administrative	171,288	136,610	316,165	207,705
Segment operating earnings	$3,265	$39,133	$24,057	$70,845

Healthcare Segment Assets:
Total assets	$584,916	$575,362	$584,916	$575,362

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three month and six month periods ended June 30, 2005:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Segment operating earnings	$3,265	$39,133	$24,057	$70,845
Segment depreciation	(11,377)	(10,662)	(22,754)	(17,292)
Income taxes	-	-	(800)	(1,600)
Corporate general and administrative expenses	(46,006)	(61,892)	(89,351)	(135,744)
Corporate interest expense	(8,482)	(7,457)	(15,879)	(9,293)
Consolidated earnings (Loss)	$(62,600)	$(40,878)	$(104,727)	$(93,084)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note Regarding Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operations

Introduction

Our overall operations for the second quarter 2005 versus 2004 are not significantly different, as the Company has finalized the assimilation of the Skyline acquisition and now is preparing for growth and expansion. However, implemented cost savings were more than offset by expansion efforts including start up costs associated with a new office opening. Overall, second quarter 2005 results of operations for the three months ended June 30, 2005 generated a loss of ($62,600) compared to a loss of ($40,878) for the same period in 2004.

Our second quarter 2005 consolidated revenues for the three months ended June 30, 2005 were $286,673 compared to $362,298 for the same period in 2004. This decrease in revenues is due to the elimination of unprofitable or lower gross margin product lines and services.

Our second quarter 2005 consolidated operating expenses for the three months ended June 30, 2005, including general and administrative expense items, were $217,294 compared to $198,502 for the same period in 2004. This net increase is due to the expansion efforts including costs associated with the opening of a new office in Livermore, California. Pre-opening costs were incurred during the second quarter 2005, with the Livermore office becoming fully operational effective July 1, 2005.

Our second quarter 2005 corporate expenses for the three months ended June 30, 2005, including general, administrative, and net interest expense items, totaled $54,488, versus $69,349 for the same period in 2004. This significant reduction is due to implemented cost savings and efficiencies, including consolidation of two office locations in Southern California into one location.

Although the Company incurred a consolidated second quarter loss of ($62,600), the Healthcare segment contributed operating earnings of $3,265 during the three months ended June 30, 2005.

Three months ended June 30, 2005 compared to three months ended June 30, 2004 (unaudited)

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from consolidated operations for the three months ended June 30, 2005 and 2004, respectively, are as follows:

	Three months ended June 30
	2005	% of Net Revenue	2004	% of Net Revenue	Percent Change
Revenue	$286,673	100.0	$362,298	100.0	(20.9)
Cost of Revenues	112,120	39.1	186,555	51.5	(39.9)
Gross Profit	174,553	60.9	175,743	48.5	(1.0)
General & Administrative Expenses	217,294	75.8	198,502	54.8	9.5
Interest, Depreciation and Taxes	19,859	6.9	18,119	5.0	9.6
Net Loss	$(62,600)	(21.8)	$(40,878)	(11.3)	53.1

Revenues

Revenues for the three months ended June 30, 2005 were $286,673 compared to $362,298 for the same period in 2004, a decrease of 20.9%. This decrease is due to the elimination of unprofitable product lines and services. The operations of Skyline accounted for 100% of our revenues for the three months ended June 30, 2005.

Cost of Revenues

Cost of revenues was $112,120 for the three months ended June 30, 2005 compared to $186,555 for the same period in 2004, a decrease of 39.9%. This decrease is due to the elimination of unprofitable product lines and services. The operations of Skyline accounted for 100% of our total cost of revenues for the three months ended June 30, 2005.

Operating, General and Administrative Expenses

General and administrative expenses were $217,294 for the three months ended June 30, 2005 as compared to $198,502 for the same period in 2004, an increase of 9.5%. This increase is due to expansion efforts, including costs associated with the opening of a new office in Livermore, California.

Net Loss

The Company experienced a consolidated net loss of ($62,600) for the three months ended June 30, 2005 compared to a net loss of ($40,878) for the same period in 2004, an increase of 53.1%. Contributing to this increase in net loss was expansion efforts, including costs associated with the opening of a new office in Livermore, California.

Six months ended June 30, 2005 compared to six months ended June 30, 2004 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the six months ended June 30, 2005 and 2004, respectively, are as follows:

	Six months ended June 30
	2005	% of Net Revenue	2004	% of Net Revenue	Percent Change
Revenue	$507,865	100.0	$566,905	100.0	(10.4)
Cost of Revenues	167,643	33.0	288,355	50.9	(41.9)
Gross Profit	340,222	67.0	278,550	49.1	22.1
General & Administrative Expenses	405,516	79.9	343,449	60.6	18.0
Interest, Depreciation and Taxes	39,433	7.8	28,185	4.9	39.9
Net Loss	$(104,727)	(20.6)	$(93,084)	(16.4)	12.5

Revenues

Revenues for the six months ended June 30, 2005 were $507,865 compared to $566,905 for the same period in 2004, a decrease of 10.4%. This decrease is due to the elimination of unprofitable product lines and services. The operations of Skyline accounted for 100% of our revenues for the six months ended June 30, 2005.

Cost of Revenues

Cost of revenues was $167,643 for the six months ended June 30, 2005 compared to $288,355 for the same period in 2004, a decrease of 41.9%. This decrease is due to the elimination of unprofitable product lines and services. The operations of Skyline accounted for 100% of our total cost of revenues for the six months ended June 30, 2005.

Operating, General and Administrative Expenses

General and administrative expenses were $405,516 for the six months ended June 30, 2005 as compared to $343,449 for the same period in 2004, an increase of 18.0%. This increase is due to expansion efforts, including costs associated with the opening of a new office in Livermore, California.

Net Loss

The Company experienced a consolidated net loss of ($104,727) for the six months ended June 30, 2005 compared to a net loss of ($93,084) for the same period in 2004, an increase of 12.5%. Contributing to this increase in net loss was expansion efforts, including costs associated with the opening of a new office in Livermore, California.

Segment Reporting

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment, anchored by Skyline Orthopedics, Inc., is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and six month periods ended June 30, 2005:

Healthcare Segment Operations:	Three months ended June 30			Six months ended June 30
	2005	% of Net Revenue	2004	2005	% of Net Revenue	2004
Revenues	$286,673	100.0	$362,298	$507,865	100.0	$566,905
Cost of revenues	112,120	39.1	186,555	167,643	39.0	288,355
Gross profit	174,553	60.9	175,743	340,222	67.0	278,550
Operating expenses:
General and administrative	171,288	59.8	136,610	316,165	62.2	207,705
Segment operating earnings	$3,265	1.1	$39,133	$24,057	4.7	$70,845

Healthcare Segment Assets:
Total assets	$584,916	-	$575,362	$584,916	-	$575,362

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and six month periods ended June 30, 2005:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Segment operating earnings	$3,265	$39,133	$24,057	$70,845
Segment depreciation	(11,377)	(10,662)	(22,754)	(17,292)
Income taxes	-	-	(800)	(1,600)
Corporate general and administrative expenses	(46,006)	(61,892)	(89,351)	(135,744)
Corporate interest expense	(8,482)	(7,457)	(15,879)	(9,293)
Consolidated earnings (Loss)	$(62,600)	$(40,878)	$(104,727)	$(93,084)

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2005, the Company generated negative operating cash flow. Cash totaled $5,049 and $1,875 at June 30, 2005 and December 31, 2004, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2005 and December 31, 2004, respectively, are as follows:

			Percentage Change
	June 30, 2005	December 31, 2004
Cash	$5,049	$1,875	169.3%
Total Current Assets	341,016	241,754	41.0%
Total Assets	475,453	398,945	19.2%
Total Current Liabilities	902,219	720,984	25.1%
Total Liabilities	$902,219	$720,984	25.1%

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

Sources and Uses of Cash

Operations

Net cash used by operations was ($75,378) and ($70,985) for the six months ended June 30, 2005 and 2004, respectively.

Negative operating cash flows for the six months ended June 30, 2005 and 2004 were created primarily by corporate fixed and overhead expenses.

Investing

Net cash used by investing activities was ($-0-) and ($256,451) for the six months ended June 30, 2005 and 2004, respectively.

Investing activities for the six months ended June 30, 2005 were none.

Investing activities for six months ended June 30, 2004 consisted of (1) the acquisition of net assets in the Skyline acquisition: $250,000 cash down payment, less $8,846 cash acquired; and (2) $15,297 in net purchases of new equipment.

Financing

Net cash provided by financing activities was $78,552 and $332,720, for the six months ended June 30, 2005 and 2004, respectively.

Financing activities for the six months ended June 30, 2005 included loans to the company from officers, netting $130,552; retirement of debentures, using net $250,000; and issuance of new debentures netting $198,000.

Financing activities for the six months ended June 30, 2004 included loans to the company from officers and directors, netting $5,320; sale of company stock for cash, netting $25,000; warrant exercise, netting $2,400; and issuance of debentures, netting $300,000. Additionally, the company issued a note payable in the Skyline acquisition for $250,000.

Debt Instruments, Guarantees, and Related Covenants

The Company had $248,000 and $300,000, of debt instruments outstanding as of June 30, 2005 and December 31, 2004, respectively.

During the six months ended, June 30, 2005, the Company issued, in a private placement, $198,000, face value, of 10% convertible debentures, plus attached warrants to acquire 495,000 shares of Company stock at $.10 per share in exchange for $198,000. Maturities on the debentures range from 4 months to 24 months, with maturity dates ranging from October 31, 2005 to May 31, 2007, and are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used to retire $250,000 of maturing convertible debentures.

Interest expense of $15,879 and $9,293 for the six month periods ended June 30, 2005 and 2004, respectively, is entirely attributable to these debenture issued.

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

Off Balance Sheet Contracts

At June 30, 2005 and 2004, there were no off balance sheet arrangements, contracts or items to record.

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

ITEM 2 Changes in Securities and Use of Proceeds

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the three year period ending on the date of filing of this registration statement. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On May 30, 2005, the Company completed a capital raise of $198,000 from a private placement of Convertible Debentures with attached warrants. The Company issued to three investors $198,000, face value, 10% convertible debentures, plus attached warrants, to acquire 495,000 shares of Company common stock at $.10 per share in exchange for $198,000. The Convertible Note is convertible at the option of the holder into common stock at $.50 per share. There have been no events that are required to be reported under this Item.
During the second quarter ended June 30, 2005, warrants were issued to acquire 25,000 shares of the Company’s common stock exercisable at $.06 per share, the fair market value on the date of grant. These warrants were issued to the Company’s legal counsel in consideration for services rendered to the Company.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5 Other Information

None

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Reorganization and Stock Purchase Agreement dated February 4, 2004. (7)

3.1	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999. (1)

3.2	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc. (2)

3.3	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc. (3)

3.4	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation. (4)

3.5	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock. (5)

3.6	Bylaws of Silver King Resources (Delaware), Inc. (6)

4.1	Form of 10% Convertible Debenture.

4.2	10% Convertible Debenture dated February 9, 2004. (7)

10.1	ENexi Holdings, Inc. 2000 Equity Incentive Plan. (8)

10.2	Form of Stock Option Agreement under 2000 Equity Incentive Plan. (5)

10.3	ENexi Holdings, Inc. 2002 Stock Option/Stock Issuance Plan. (4)

10.3	Form of Option Agreement under 2002 Stock Option/Stock Issuance Plan. (4)

10.4	Trinity3 Corporation 2003 Incentive and Nonstatutory Stock Option Plan. (5)

10.5	Form of Option Agreement under the 2003 Incentive and Nonstatutory Stock Option Plan. (5)

10.6	Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan. (9)

10.7	Form of Incentive Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)

10.8	Form of Nonstatutory Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)

10.9	Standard Office Lease for Premises Occupied by Skyline Orthopedics, Inc. (10)

10.10	Consulting Agreement with Jeffrey S. Willmann dated December 10, 2004. (11)

10.11	Trinity3 Corporation Warrant dated December 10, 2004. (11)

10.12	Form of Securities Purchase Agreement.

10.13	Form of Warrant Agreement.

10.14	Extension Agreement dated February 10, 2004. (7)

10.15	Promissory Note dated February 11, 2004. (7)

10.16	Guaranty dated February 11, 2004. (7)

10.17	Security Agreement dated February 11, 2004. (7)

10.18	Consulting Agreement dated February 11, 2004. (7)

10.19	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004. (7)

10.20	Security Agreement dated February 9, 2004. (7)

10.21	Warrant Agreement dated February 9, 2004. (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(2)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(3)	Incorporated by reference from our Schedule 14C filed with the Commission on May 26, 2000.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.
(6)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(7)	Current Report on Form 8-K dated and filed with the Commission on February 26, 2004.
(8)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on June 16, 2000.
(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 8, 2004.
(10)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on May 17, 2005.
(11)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 16, 2004.

(b) Reports on Form 8-K

On April 5, 2005, the Company filed a Current Report on Form 8-K to disclose that it received a notice of default under the 10% Convertible Debenture issued on February 9, 2004, to Bumper Fund, L.P. ("Bumper Fund") in the principal amount of $250,000 (the "Debenture").

On June 3, 2005, the Company filed a Current Report on Form 8-K to disclose that the Company and Bumper Fund agreed that Bumper Fund would have the right to convert the outstanding balance under the Debenture into the common stock at the rate of $0.01 per share, if such balance was not repaid by May 31, 2005. On May 31, 2005, the Registrant repaid all of the outstanding balance due under the Debenture.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 21, 2005	/s/ SHANNON T. SQUYRES
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary (principal executive officer)

Dated: September 21, 2005	/s/ STEVEN D. HARGREAVES
By: Steven D. Hargreaves
Its: President and Chief Financial Officer (principal financial officer)