Form 10QSB
period 2005-09-30
TRINITY3 CORP
filed 2005-12-21
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2005 there were 13,043,773 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1    Financial Statements

Index to Financial Statements

Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004 (unaudited)	4

Consolidated Statements of Income for the nine months ended September 30, 2005 and 2004 (unaudited)	5

Consolidated Statements of Changes in Stockholders' Equity (deficit) for the period December 31, 2002 through September 30, 2005 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	7-8

Notes to consolidated financial statements (unaudited)	9-15

Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2005	December 31, 2004
Current assets:
Cash	$10,226	$1,875
Accounts receivable (net of allowance for doubtful accounts of $28,246 and
$48,728 at September 30, 2005 and December 31, 2004, respectively)	372,322	184,476
Inventory	103,850	55,403
Total current assets	486,398	241,754

Property, plant and equipment (Note 2)	248,287	190,574
Less: accumulated depreciation	(75,450)	(38,433)
	172,837	152,141

Goodwill (Note 2)	5,050	5,050

Total assets	$664,285	$398,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388,048	$301,364
Accrued expenses	32,607	24,438
Note payable - related party (Note 3)	165,634	93,582
Income tax payable	2,400	1,600
Current Portion - capital leases (Note 4)	22,771	-
Bank loan (Note 5)	90,000	-
Convertible debentures - (Note 6)	243,000	300,000
Total current liabilities	944,460	720,984
Long-term portion - capital leases (Note 4)	24,668	-
Total liabilities	969,128	720,984

Stockholders’ equity: (Note 6)
Common Stock: $0.0001 par value, 2,000,000,000 shares authorized, 13,043,773 and 11,441,773 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	1,304	1,144
Additional paid-in capital	233,496	99,456
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(546,143)	(429,139)
Total stockholders’ equity (deficit)	(304,843)	(322,039)

Total liabilities and stockholders’ equity	$664,285	$398,945

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net Revenues	$331,925	$317,680	$839,790	$884,585
Cost of net revenues	115,449	127,020	283,092	415,375
Depreciation	14,263	10,493	37,017	27,785
Gross profit	202,213	180,167	519,681	441,425
Operating expenses:
General and administrative	206,880	189,442	612,396	532,891
Income (loss) from operations before
interest and provision for income taxes	(4,667)	(9,275)	(92,715)	(91,466)
Interest expense	7,610	7,559	23,489	16,852
Loss before provision for income taxes	(12,277)	(16,834)	(116,204)	(108,318)
Provision for taxes	-	-	800	1,600
Net loss	$(12,277)	$(16,834)	$(117,004)	$(109,918)
Loss per share - basic and diluted	$(.00)	$(.00)	$(.01)	$(.01)
Weighted average number of common shares outstanding - basic and diluted	11,807,447	11,411,773	11,565,457	11,155,674

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed, Not Issued	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	9,781,773	$978	$8,022	$-	$(100,595)	$(91,595)
Shares issued for cash	100,000	10	49,990	-	-	50,000
Shares issued for services	340,000	34	3,366	-	-	3,400
Net loss	-	-	-	-	(138,476)	(138,476)
Balance at December 31, 2003	10,221,773	1,022	61,378	-	(239,071)	(176,671)
Shares issued for acquisition	480,000	48	6,252	-	-	6,300
Shares issued for cash:
private placement of stock	50,000	5	24,995	-	-	25,000
warrant exercise under debentures	240,000	24	2,376	-	-	2,400
Shares issued for services	550,000	55	5,445	-	-	5,500
Shares subscribed, not issued, 650,000 shares	-	-	-	6,500	-	6,500
Shares cancelled	(100,000)	(10)	(990)	-	-	(1,000)
Net loss	-	-		-	(190,068)	(190,068)
Balance at December 31, 2004	11,441,773	1,144	99,456	6,500	$(429,139)	$(322,039)
Shares issued to extinguish accounts and loans payable (Note 6)	1,077,000	108	107,592	-	-	107,700
Shares issued under warrant exercise (Note 6)	525,000	52	26,448	-	-	26,500
Net loss	-	-	-	-	(117,004)	(117,004)
Balance at September 30, 2005	13,043,773	$1,304	$233,496	$6,500	$(546,143)	$(304,843)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2005	2004
Cash flows from operating activities:
Net loss	$(117,004)	$(109,918)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	37,017	27,785
Shares issued for services	-	5,500
Shares subscribed for services	-	6,500
Shares cancelled, previously issued for services	-	(1,000)
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	(187,846)	(26,597)
(Increase) decrease inventory	(48,447)	(25,956)
Increase (decrease) accounts payable	131,884	57,830
Increase (decrease) accrued expenses	8,169	(228)
Increase (decrease) taxes payable	800	800
Net cash (used) by operating activities	(175,427)	(65,284)

Cash flows from investing activities:
Purchases of new equipment	(10,274)	(10,892)
Acquisition of net assets, less cash balance	-	(241,154)
Net cash (used) by investing activities	(10,274)	(252,046)

Cash flows from financing activities:
Proceeds from note payable - related party	134,552	12,920
Proceeds from bank loan	90,000	-
Issuance of common stock:
For cash	-	25,000
Warrants exercised for cash	26,500	2,400
Retirement of debentures	(255,000)	-
Issuance of debentures	198,000	300,000
Net cash provided by financing activities	194,052	340,230

Net increase in cash	8,351	22,990
Cash, beginning of period	1,875	39
Cash, end of period	$10,226	$23,029

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine months ended September 30
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$32,334	$-
Supplemental disclosures of non-cash operating, investing, and financing activities:
Issuance of common stock to extinguish accounts
and loans payable	$107,700	$-
Equipment acquired under capital lease	$57,713	$-
Issuance of common stock for acquisition	$-	$4,500
Issuance of note payable for acquisition	$-	$250,000
Issuance of common stock for services	$-	$2,500
Common stock subscribed for services	$-	$5,225

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the “Company”) as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from the Company’s Annual Report on form 10-KSB.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principals generally accepted in the United States. For certain Company financial instruments, including cash, accounts payable and other accrued liabilities, the carrying amounts approximate fair value, due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered the Company for debt of similar maturities are substantially the same.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue

Revenue is recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, and Medicare.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenue and accounts receivable at their net realizable value. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.

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

Property, Equipment and Depreciation

Property and equipment is valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the nine months ended September 30, 2005 and year ended 2004 was $37,017 and $27,785, respectively. The following table summarizes total Property and Equipment:

	September 30, 2005	December 31, 2004
Equipment	$192,833	$135,120
Computers and Software	55,454	55,454
Less: Accumulated Depreciation	(75,450)	(38,433)
Net	$172,837	$152,141

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at September 30, 2005.

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

Notes Payable - Related Parties

Throughout 2005 and 2004, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at September 30, 2005 and December 31, 2004 was $165,634 and $93,582, respectively.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	LEASE COMMITMENTS

Operating Leases -

The Company leases office space in Newport Beach, California pursuant to the terms of a one-year lease at $3,589 per month to house the corporate headquarters for its healthcare division. This lease expires March 31, 2006. The healthcare division entered into a 3-year lease expiring June 30, 2008 for its Livermore office effective July 1, 2005. This lease is $1,534 per month, plus prorated utilities, common area maintenance (CAM) and property taxes.

The Company also assumed various operating leases for equipment, telecommunications and various other office equipment commencing with the opening of the Livermore offices on June 1, 2005. These leases range from 30 to 48 months.

Total minimum lease payments under non-cancelable operating lease commitments are as follows:

	For the year ended December 31,
	2005	2006	2007	2008	2009
Minimum Lease Payments due	$56,951	$34,002	$23,622	$13,908	$1,535

Capitalized Leases -

The Company has leases for certain equipment which is required to be accounted for as capital leases under FASB 13. The following is a schedule of leased property under capital lease by major class:

	September 30, 2005	December 31, 2004
Equipment	$57,713	$-
Less: Accumulated Depreciation	(2,886)	-
Net	$54,827	$-

The following is a schedule of future minimum lease payments under capital leases with the present value of net minimum lease payments:

	September 30, 2005	December 31, 2004
Total minimum lease payments	$52,686	$-
Less: amount representing interest	5,247	-
Present value of minimum lease payments	47,439	-
Less: current maturities	22,771	-
Obligations under capital leases,
non-current maturities	$24,668	$-

Scheduled maturities of future minimum lease payments under capital leases are as follows:

	September 30, 2005	December 31, 2004
2005	$6,322	$-
2006	25,289	-
2007	21,075	-
2008	-	-
Total	$52,686	$-

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	BANK LOAN

During the nine months ended, September 30, 2005, the Company borrowed $90,000 from a bank under a line of credit facility to fund expansion working capital requirements. The terms are interest only payments, based on prime interest rate plus a margin of 300 basis points (3.0%). The current fully indexed interest rate is 10.25%. The loan maturity date is July 22, 2006. Interest expense for this bank loan for the nine months ending September 30, 2005 was $1,257.

6.	STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock with Warrants

During the nine months ended September 30, 2005, there were no sales of common stock with warrants.

Sale of Convertible Debentures with Warrants

Sale of Convertible Debentures with warrants was $198,000 and $300,000 for the nine months ended September 30, 2005 and year ended December 31, 2004, respectively.

During the second quarter ended June 30, 2005, the Company raised a total of $198,000 from a private placement of Convertible Debentures with attached warrants. The Company issued $198,000, face value, 10% convertible debentures, plus attached warrants, to acquire 495,000 shares of Company stock at $.10 per share in exchange for $198,000. Maturities on the debentures range from 7 months to 24 months, with maturity dates ranging from January 31 2006 to May 31, 2007, and are convertible at the option of the holder into Company common stock at $.50 per share. None of the attached warrants in this offering have been exercised as of September 30, 2005. The proceeds were used to retire $250,000 of maturing convertible debentures which were issued in 2004.

During the third quarter ended September 30, 2005, the Company retired a total of $5,000 of convertible debentures, for a total of $255,000 retirements, nine months ended September 30, 2005.

At September 30, 2005 and December 31, 2004, $243,000 and $300,000, of these Convertible Debentures were issued and outstanding, respectively. At September 30, 2005 and December 31, 2004, 495,000 and -0- warrants to purchase Company stock under these Convertible Debentures were outstanding, respectively.

Issuance of Common Stock for Services

During the nine months ended September 30, 2005, there were no shares of common stock issued for services.

Issuance of Common Stock under Warrant Exercise

During the nine months ended September 30, 2005, the Company issued 525,000 shares of restricted common stock pursuant to warrant exercises. Total warrant exercise proceeds were $26,500.

These issuances during the third quarter ended September 30, 2005 consisted of the following: 225,000 warrants exercised by legal counsel for previously issued warrants with exercise prices between $.01 and $.06 per share; 300,000 warrants exercised by a director for previously issued warrants with an exercise price of $.06 per share.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Issuance of Common Stock under Conversion

During the nine months ended September 30, 2005, the Company issued 1,077,000 shares of restricted common stock issued pursuant to the conversion of fees owed legal counsel and loans payable to a director of the Company. Net conversion price was $.10 per share, the fair market price on the date of conversion for a total value of $107,700.

These conversions during the third quarter ended September 30, 2005 consisted of the following: (1) $45,200 of fees owed legal counsel was converted into 452,000 shares of restricted common stock. These shares have a buy back provision which allows the Company to purchase back the shares for $.10 per share anytime, on demand, for one year from the date of conversion; (2) $62,500 of loans payable to a director was converted into 625,000 shares of restricted common stock.

Issuance of Warrants on Common Stock for Services

During the nine months ended September 30, 2005, warrants were issued to acquire a total of 25,000 shares of common stock for services rendered. These warrants were issued during the second quarter ended June 30, 2005, these warrants were issued to acquire 25,000 shares of the Company’s common stock exercisable at $.06 per share, the fair market value on the date of grant. These warrants were issued to the Company’s legal counsel for services rendered to the Company.

During the quarter ended September 30, 2005, there were no warrants issued on common stock for services.

7.	SUBSEQUENT EVENT - EMPLOYEE STOCK OPTON PLANS

On October 21, 2005, the Company’s Board of Directors approved the Trinity3 Corporation 2005 Omnibus Securities and Stock Option Plan. Under the 2005 Plan, 4,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options, qualifying for preferential tax treatment under Section 422(b) of the Internal Revenue Code, or Nonstatutory Stock Options to key employees, officers, directors or consultants. The terms of the 2005 Plan are substantially the same as the 2004 Plan, more fully described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

On October 21, 2005, all shares reserved under the 2005 Omnibus Securities and Stock Option Plan (“2005 ESOP”) were awarded and granted by the Company’s Board of Directors upon approval of the plan. Additionally, all shares reserved under the 2004 Omnibus Securities and Stock Option Plan (“2004 ESOP”) were awarded and granted by the Company’s Board of Directors.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SEGMENT INFORMATION

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”) as described more fully in Note 4. The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three month and nine month periods ended September 30, 2005:

Healthcare Segment Operations:	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Revenues	$331,925	317,680	$839,790	884,585
Cost of revenues	115,449	127,020	283,092	415,375
Gross profit	216,476	190,660	556,698	469,210
Operating expenses:
General and administrative	204,037	135,949	520,202	343,654
Segment operating earnings	$12,439	54,711	$36,496	125,556

Healthcare Segment Assets:
Total assets	$779.981	621,198	$779,981	621,198

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three month and nine month periods ended September 30, 2005:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Segment operating earnings	$12,439	$54,711	$36,496	$125,556
Segment depreciation	(14,263)	(10,493)	(37,017)	(27,785)
Income taxes	-	-	(800)	(1,600)
Corporate general and administrative expenses	(2,843)	(53,493)	(92,194)	(189,237)
Corporate interest expense	(7,610)	(7,559)	(23,489)	(16,825)
Consolidated earnings (Loss)	$(12,277)	$(16,834)	$(117,004)	$(109,918)

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

Results of Operations

Introduction

Our overall operations for the third quarter 2005 compared to 2004, net, are not significantly different, as the Company has finalized the assimilation of the Skyline acquisition and now is preparing for growth and expansion. However, on the positive side, as the Company repositions its products lines, gross profit operating margins have increased 520 basis points (5.2%) during the quarter from 60% to 65.2%. On the negative side, post acquisition implemented cost savings were more than offset by revenue expansion effort costs including start up and increased operating and marketing costs associated with the continued expansion and operations of a new office opened in Livermore, California during the third quarter. Overall, third quarter 2005 results of operations for the three months ended September 30, 2005 generated a loss of ($12,277) compared to a loss of ($16,834) for the same period in 2004.

Our third quarter 2005 consolidated revenues for the three months ended September 30, 2005 were $331,925 compared to $317,680 for the same period in 2004. This net increase in revenues is due to the reduction of unprofitable and lower gross margin product lines and services combined with the increase of sales of more profitable product lines.

Our third quarter 2005 consolidated operating expenses for the three months ended September 30, 2005, including general and administrative expense items, were $206,880 compared to $189,442 for the same period in 2004. This net increase is due to the expansion efforts including costs associated with the continued expansion of the Livermore, California office.

Our third quarter 2005 corporate expenses for the three months ended September 30, 2005, including general, administrative, and net interest expense items, totaled $10,843, compared to $61,052 for the same period in 2004. This significant, 83%, reduction is due to implemented cost savings and efficiencies, including consolidation of two office locations in Southern California into one location.

Although the Company incurred a consolidated third quarter loss of ($12,277), the Healthcare segment contributed operating earnings of $12,439 and $36,496, respectively, for the three and nine month periods ended September 30, 2005.

Three months ended September 30, 2005 compared to three months ended September 30, 2004 (unaudited)

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from consolidated operations for the three months ended September 30, 2005 and 2004, respectively, are as follows:

	Three months ended September 30
	2005	% of Net Revenue	2004	% of Net Revenue	Percent Change
Revenue	$331,925	100.0	$317,680	100.0	4.5
Cost of Revenues	115,449	34.8	127,020	40.0	(9.1)
Gross Profit	216,476	65.2	190,660	60.0	13.5
General & Administrative Expenses	206,880	62.3	189,442	59.6	9.2
Interest, Depreciation and Taxes	21,873	6.6	18,052	5.7	21.2
Net Loss	$(12,277)	(3.7)	$(16,834)	(5.3)	(27.1)

Revenues

Revenues for the three months ended September 30, 2005 were $331,925 compared to $317,680 for the same period in 2004, an increase of 4.5%. This increase is due to the elimination of unprofitable and lower gross margin product lines and services combined with the increase of sales of more profitable product lines.

Cost of Revenues

Cost of revenues was $115,449 for the three months ended September 30, 2005 compared to $127,020 for the same period in 2004, a decrease of 9.1%. This decrease is due to the reduction of unprofitable and lower gross margin product lines and services combined with the increase of sales of more profitable product lines.

Operating, General and Administrative Expenses

General and administrative expenses were $206,880 for the three months ended September 30, 2005 as compared to $189,442 for the same period in 2004, an increase of 9.2%. This increase is due to expansion efforts, including costs associated with the opening and operating of a new office in Livermore, California.

Net Loss

The Company experienced a consolidated net loss of ($12,277) for the three months ended September 30, 2005 compared to a net loss of ($16,834) for the same period in 2004, a decrease of 27.1%. Contributing to this decrease in net loss was a favorable change in product mix, in addition to a reduction in corporate overhead expenses.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the nine months ended September 30, 2005 and 2004, respectively, are as follows:

	Nine months ended September 30
	2005	% of Net Revenue	2004	% of Net Revenue	Percent Change
Revenue	$839,790	100.0	$884,585	100.0	(5.1)
Cost of Revenues	283,092	33.7	415,375	47.0	(31.8)
Gross Profit	556,698	66.3	469,210	53.0	18.6
General & Administrative Expenses	612,396	72.9	532,891	60.2	14.9
Interest, Depreciation and Taxes	61,306	7.3	46,237	5.2	32.6
Net Loss	$(117,004)	(13.9)	$(109,918)	(12.4)	6.4

Revenues

Revenues for the nine months ended September 30, 2005 were $839,790 compared to $884,585 for the same period in 2004, a decrease of 5.1%. This decrease is due to the offset of reduced sales of less profitable and lower gross margin product lines against the addition of newer and more profitable product lines.

Cost of Revenues

Cost of revenues was $283,092 for the nine months ended September 30, 2005 compared to $415,375 for the same period in 2004, a decrease of 31.8%. This decrease is due to the reduction of unprofitable and lower gross margin product lines and services combined with the increase of sales of more profitable product lines.

Operating, General and Administrative Expenses

General and administrative expenses were $612,396 for the nine months ended September 30, 2005 as compared to $532,891 for the same period in 2004, an increase of 14.9%. This increase is due to expansion efforts, including costs associated with the opening and operating of a new office in Livermore, California.

Net Loss

The Company experienced a consolidated net loss of ($117,004) for the nine months ended September 30, 2005 compared to a net loss of ($109,918) for the same period in 2004, an increase of 6.4%. Contributing to this increase in net loss was expansion efforts, including costs associated with the opening and operating of a new office in Livermore, California.

Segment Reporting

Trinity3 currently is divided into three business segments: Healthcare, Consumer Products and East Asian Import Export. Consumer Products and East Asian Import Export segments are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. East Asian Import Export is currently inactive. The Healthcare segment, anchored by Skyline Orthopedics, Inc., is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and nine month periods ended September 30, 2005:

Healthcare Segment Operations:	Three months ended September 30			Nine months ended September 30
	2005	% of Net Revenue	2004	2005	% of Net Revenue	2004
Revenues	$331,925	100.0	$317,680	$839,790	100.0	$884,585
Cost of revenues	115,449	34.8	127,020	283,092	33.7	415,375
Gross profit	216,476	65.2	190,660	556,698	66.3	469,210
Operating expenses:
General and administrative	204,037	61.5	135,949	520,202	61.9	343,654
Segment operating earnings	$12,439	3.7	$54,711	$36,496	4.3	$125,556

Healthcare Segment Assets:
Total assets	$779,981	-	$621,198	$779,981	-	$621,198

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and nine month periods ended September 30, 2005:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Segment operating earnings	$12,439	54,711	36,496	125,556
Segment depreciation	(14,263)	(10,493)	(37,017)	(27,785)
Income taxes	-	-	(800)	(1,600)
Corporate general and administrative expenses	(2,843)	(53,493)	(92,194)	(189,237)
Corporate interest expense	(7,610)	(7,559)	(23,489)	(16,852)
Consolidated earnings (Loss)	$(12,277)	$(16,834)	$(117,004)	$(109,918)

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2005, the Company generated negative operating cash flow. Cash totaled $10,226 and $1,875 at September 30, 2005 and December 31, 2004, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2005 and December 31, 2004, respectively, are as follows:

			Percentage Change
	September 30, 2005	December 31, 2004
Cash	$10,226	$1,875	445%
Total Current Assets	486,398	241,754	101%
Total Assets	664,285	398,945	67%
Total Current Liabilities	944,460	720,984	31%
Total Liabilities	$969,128	$720,984	34%

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

Sources and Uses of Cash

Operations

Net cash used by operations was ($220,627) and ($65,284) for the nine months ended September 30, 2005 and 2004, respectively.

Negative operating cash flows for the nine months ended September 30, 2005 and 2004 were created primarily by corporate fixed and overhead expenses.

Investing

Net cash used by investing activities was ($57,713) and ($252,046) for the nine months ended September 30, 2005 and 2004, respectively.

Investing activities for the nine months ended September 30, 2005 consisted of $57,713 in new equipment acquisitions under capital leases.

Investing activities for nine months ended September 30, 2004 consisted of (1) the acquisition of net assets in the Skyline acquisition: $250,000 cash down payment, less $8,846 cash acquired; and (2) $10,892 in net purchases of new equipment.

Financing

Net cash provided by financing activities was $286,691 and $340,320, for the nine months ended September 30, 2005 and 2004, respectively.

Financing activities for the nine months ended September 30, 2005 included loans to the Company from officers, netting $72,052; bank loan proceeds, netting $90,000; capital lease financing of $47,439; extinguishment of accounts and loans payable of $107,700; warrants exercise, netting proceeds of $26,500; retirement of debentures, using net $255,000; and issuance of new debentures, netting proceeds of $198,000.

Financing activities for the nine months ended September 30, 2004 included loans to the Company from officers and directors, netting $12,920; sale of Company stock for cash, netting $25,000; warrant exercise, netting $2,400; and issuance of debentures, netting $300,000. Additionally, the Company issued a note payable in the Skyline acquisition for $250,000.

Debt Instruments, Guarantees, and Related Covenants

The Company had $243,000 and $300,000, of convertible debt instruments outstanding as of September 30, 2005 and December 31, 2004, respectively. Additionally, the Company had $90,000 and $-0- of bank debt outstanding at September 30, 2005 and December 31, 2004, respectively.

During the nine months ended, September 30, 2005, the Company issued, in a private placement, $198,000, face value, of 10% convertible debentures, plus attached warrants to acquire 495,000 shares of Company stock at $.10 per share in exchange for $198,000. Maturities on the debentures range from 7 months to 24 months, with maturity dates ranging from January 31, 2006 to May 31, 2007, and are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used to retire $250,000 of maturing convertible debentures which were issued in 2004.

During the third quarter ended September 30, 2005, the Company retired an additional $5,000 of convertible debentures, for a total of $255,000 retirements, nine months ended September 30, 2005.

During the nine months ended, September 30, 2005, the Company was issued a bank loan, $90,000 principle to fund working capital requirements. The terms are interest only payments, based on prime interest rate plus a margin of 300 basis points (3.0%). The current fully indexed interest rate is 10.25%. The loan maturity date is July 22, 2006.

Interest expense of $23,489 and $16,852 for the nine month periods ended September 30, 2005 and 2004, respectively, is entirely attributable to these debt instruments.

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

Off Balance Sheet Contracts

At September 30, 2005 and 2004, there were no off balance sheet arrangements, contracts or items to record.

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

On September 9, 2005, the Company issued 452,000 shares of the Company's restricted common stock to its legal counsel pursuant to the conversion of legal fees owed in the amount of $45,200, at a conversion price of $0.10 per share.

On September 9, 2005, the Company issued 625,000 shares of restricted common stock to a director of the Company, pursuant to the holders conversion of a promissory note in the amount of $62,500, at a conversion price of $0.10 per share.

On September 9, 2005, 2005, the Company issued 225,000 shares of restricted common stock to its legal counsel, in connection with the holders exercise of warrants with exercise prices ranging from $.01 to $.06 per share.

On September 9, 2005, 2005, the Company issued 300,000 shares of restricted common stock to a director of the Company, in connection with the holders exercise of a warrant issued with an exercise price of $.06 per share pursuant to a consulting contract for services rendered to the Company.

ITEM 3    Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5    Other Information

None.

ITEM 6    Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Reorganization and Stock Purchase Agreement dated February 4, 2004. (7)
3.1	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999. (1)
3.2	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc. (2)
3.3	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc. (3)
3.4	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation. (4)
3.5	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock. (5)
3.6	Bylaws of Silver King Resources (Delaware), Inc. (6)
4.1	Form of 10% Convertible Debenture.(12)
4.2	10% Convertible Debenture dated February 9, 2004. (7)
10.1	ENexi Holdings, Inc. 2000 Equity Incentive Plan. (8)
10.2	Form of Stock Option Agreement under 2000 Equity Incentive Plan. (5)
10.3	ENexi Holdings, Inc. 2002 Stock Option/Stock Issuance Plan. (4)
10.3	Form of Option Agreement under 2002 Stock Option/Stock Issuance Plan. (4)
10.4	Trinity3 Corporation 2003 Incentive and Nonstatutory Stock Option Plan. (5)
10.5	Form of Option Agreement under the 2003 Incentive and Nonstatutory Stock Option Plan. (5)
10.6	Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan. (9)
10.7	Form of Incentive Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)
10.8	Form of Nonstatutory Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)
10.9	Standard Office Lease for Premises Occupied by Skyline Orthopedics, Inc. (10)
10.10	Consulting Agreement with Jeffrey S. Willmann dated December 10, 2004. (11)
10.11	Trinity3 Corporation Warrant dated December 10, 2004. (11)
10.12	Form of Securities Purchase Agreement. (12)
10.13	Form of Warrant Agreement. (12)
10.14	Extension Agreement dated February 10, 2004. (7)
10.15	Promissory Note dated February 11, 2004. (7)
10.16	Guaranty dated February 11, 2004. (7)
10.17	Security Agreement dated February 11, 2004. (7)
10.18	Consulting Agreement dated February 11, 2004. (7)
10.19	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004. (7)
10.20	Security Agreement dated February 9, 2004. (7)
10.21	Warrant Agreement dated February 9, 2004. (7)
10.22	2005 Omnibus Securities and Stock Option Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(2)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(3)	Incorporated by reference from our Schedule 14C filed with the Commission on May 26, 2000.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.

(5)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.
(6)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(7)	Current Report on Form 8-K dated and filed with the Commission on February 26, 2004.
(8)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on June 16, 2000.
(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 8, 2004.
(10)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on May 17, 2005.
(11)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 16, 2004.
(12)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on September 21, 2005.

(b)	Reports on Form 8-K

On September 21, 2005, the Company filed a Current Report on Form 8-K, under item 8.01 to disclose that it will file an amendment to its Quarter Report on Form 10-QSB for the period ended June 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 2005	By:	/s/ SHANNON T. SQUYRES
Shannon T. Squyres
Chief Executive Officer and Secretary (principal executive officer)

Dated: December 21, 2005	By:	/s/ STEVEN D. HARGREAVES
Steven D. Hargreaves
President and Chief Financial Officer (principal financial and accounting officer)