Form 10KSB
period 2005-12-31
TRINITY3 CORP
filed 2006-05-22
CIK 1090051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year.  The issuer’s revenues for the year ended December 31, 2005 were $1,152,403.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,152,222, based on the last sale price of $0.165 for our common stock on March 31, 2006.

As of March 31, 2005, there were 13,043,773 shares of common stock, par value $0.0001 outstanding.

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

Skyline Orthopedics, Inc.

We acquired Skyline on February 11, 2004. Skyline is engaged in the marketing and distribution of durable medical equipment and billing systems to hospitals, physician groups, and healthcare insurance providers in California and Nevada.

Skyline’s Products and Services

Products

Skyline services healthcare and hospital organizations, orthopedic surgeon physician practices, and physical and sports therapy clinics. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. CPM equipment is used by patients during post operative recovery and rehabilitation from knee or shoulder surgery. Orthopedic soft goods for arms, elbows, knees, and legs are part of a full range of physical therapy, rehabilitative and post operation recovery devices designed to either help forestall the need for surgery, or speed up recovery after surgery. All of the products distributed by Skyline are manufactured by third parties.

Services

Skyline provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We offer clients a remote medical management system that is custom tailored to each specific practice’s needs. Skyline’s “stock and bill” software-based system allows for “real-time” inventory management by practices/hospitals with soft good inventory, encompassing the complete patient billing process, including office visits, x-rays, casting procedures, and other billing and collection functions. “Stock and bill” is becoming an industry trend as it enables the practice to subcontract out this portion of the business and frees the practice to concentrate on patient care.

Distribution

Skyline markets to new customers through direct relationships with hospitals, managed care entities, and physician groups. Most of our existing customer relationships were established by Skyline’s founder and a small internal sales staff. In the future, we intend to expand our existing relationships, while continuing to add new customers, through an integrated strategic marketing plan.

Competition

Durable Medical Equipment (DME) is a multi-billion dollar industry in the U.S. that includes the sales of products as small as syringes to products as large as hospital beds. Competition in the DME distribution business is intense. Skyline currently concentrates in the “orthotics and prosthetics" subsection of the DME market. The industry is primarily comprised of numerous independent operators, most of whom serve only their local or regional market. There is extreme market fragmentation at this level. Although there are a few national entities, there are no established national distributors whom we consider to be direct competition, even though although almost all manufacturers of DME have a direct marketing strategy in addition to sales through distributors. We currently possess an established presence with name recognition in several large metropolitan areas of California and Nevada.

As a holding company, our strategy is not only to expand the existing operations of Skyline by growing top line revenues through marketing efforts, but also to make strategic acquisitions of key independent operators. Additionally, we will look to grow our revenues by adding new products.

Suppliers

Our top five suppliers comprise approximately 50% of our total purchases. These include Aircast, DJ Ortho, Generation II USA, Innovation Sports and Vantage Orthopedics, all recognized leaders in the industry. Our licensing agreement with Vantage Orthopedics makes us an exclusive distributor of Body Glove branded DME braces and supports in our geographic market, allowing us a large base for growth in this area.

Customers

We currently service seven major customers, who in aggregate account for approximately 90% of the Company’s revenues. One customer accounts for approximately 50% of Company revenues. By segment, the following table breaks out our revenue by product line:

Product Line Segment	% of Revenues
CPM’s	35
Soft Goods	30
Braces	25
Billing Services	10
Total	100%

Intellectual Property

We do not own any trademarks, patents, or other intellectual property, other than common law rights to our name.

Research and Development

We have not spent any material amount of time or money on research and development, and do not anticipate doing so in the future.

Employees

We currently employ 10 people at Skyline.

ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate headquarters is housed with our subsidiary Skyline Orthopedics, Inc., which leases 2,111 square feet of office space in Newport Beach, California pursuant to a month-to-month lease. The rent is currently $3,905 per month.

Our Livermore office leases 1,705 square feet of office space in Livermore, California pursuant to a three-year lease expiring in July 1, 2008. The rent is currently $1,534 per month, plus prorated utilities, common area maintenance and property taxes.

We believe these leases to be adequate for our present needs.

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

No matters were submitted to security holders during the last of quarter of 2005.

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

	High	Low
Fiscal year ended December 31, 2004:
First Quarter	$0.16	$0.01
Second Quarter	$0.10	$0.06
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.12	$0.05

Fiscal year ended December 31, 2005:
First Quarter	$0.16	$0.05
Second Quarter	$0.15	$0.06
Third Quarter	$0.15	$0.06
Fourth Quarter	$0.20	$0.10

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

Holders

As of March 31, 2006, there were 13,043,773 shares of our common stock issued and outstanding which were held of record by approximately 128 shareholders. There are no shares of our preferred stock issued or outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2005, concerning shares of common stock authorized for issuance under all of our equity compensation plans:

	Number of Securities to	Weighted-average	Number of securities remaining
	be issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation
	warrants and rights	warrants and rights	plans [excluding securities
			reflected in column (a)]
Plan Category	(a)	(b)	(c)

Equity Option compensation plans approved by
security holders
2000 Employee Stock Option Plan	300,000	$ 0.825	-0-
2002 Incentive and NonStatutory Stock Option Plan	400,000	0.825	-0-
2003 Incentive and NonStatutory Stock Option Plan	5,000,000	0.011	-0-
2004 Omnibus Securities and Stock Option Plan	2,000,000	0.105	-0-
Total	7,700,000	$ 0.111	-0-
Equity Option compensation plans not approved by
security holders
2005 Omnibus Securities and Stock Option Plan	4,000,000	0.105	-0-
Total	11,700,000	$ 0.108	-0-

2005 Omnibus Securities and Stock Option Plan

On October 21, 2005, the Company’s Board of Directors approved the Trinity3 Corporation 2005 Omnibus Securities and Stock Option Plan (the “2005 ESOP Plan”). Under the 2005 Plan, 4,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options, qualifying for preferential tax treatment under Section 422(b) of the Internal Revenue Code, or Nonstatutory Stock Options to key employees, officers, directors or consultants.

The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2005 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted.

The 2005 Plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2005 Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2005 Plan. Subject to certain restrictions, the 2005 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware. The Company granted options on all 4,000,000 shares of stock under the 2005 Plan.

Recent Sales of Unregistered Securities

During the second quarter ended June 30, 2005, the Company:

1) On May 2, 2005, issued a warrant to acquire 25,000 shares of the Company’s common stock exercisable at $.06 per share (the fair market value on the date of grant) to the Company’s legal counsel pursuant to a retainer agreement for legal services to be rendered to the Company.

2) On May 30, 2005, completed a capital raise of $198,000 from a private placement of convertible debentures with warrants. The Company issued to three investors $198,000 face value, 10% convertible debentures, plus warrants, to acquire 495,000 shares of common stock at $.10 per share in exchange for $198,000. The debenture is convertible at the option of the holder into common stock at $.50 per share.

During the third quarter ended September 30, 2005, the Company:

3) On September 26, 2005, issued 452,000 shares of the Company's restricted common stock to its legal counsel pursuant to the conversion of legal fees owed in the amount of $45,200, at a conversion price of $0.10 per share, the fair market value on the date of conversion.

During the fourth quarter ended December 31, 2005, the Company:

4) On October 21, 2005, issued a warrant to acquire 250,000 shares of the Company’s common stock exercisable at $.10 per share (the fair market value on the date of grant) to the Company’s legal counsel pursuant to a retainer agreement for legal services to be rendered to the Company.

5) On October 21, 2005, issued a warrant to acquire 300,000 shares of the Company’s common stock exercisable at $.10 per share (the fair market value on the date of grant) to a consultant to the Company pursuant to a contract for services to be rendered to the Company.

6) On October 21, 2005, granted options to purchase 2,000,000 shares under the 2004 Omnibus Securities and Stock Option Plan.

7) On October 21, 2005, granted options to purchase 4,000,000 shares under the 2005 Omnibus Securities and Stock Option Plan.

8) On November 18, 2005, issued $20,000 face value 10% convertible debentures and a warrant to acquire 50,000 shares of common stock at $0.10 per share in exchange for $20,000. The debenture is convertible at the option of the holder into common stock at $.50 per share.

In each case, we relied upon Section 4(2) of the Securities Act for the offer and sale. We believe that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Summary Overview

We currently operate in one business segment: Healthcare. Our healthcare division is anchored by our subsidiary, Skyline Orthopedics, Inc. (“Skyline”) which was acquired on February 11, 2004. Skyline is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. Additionally, Skyline provides services and support for the administration, maintenance, and receivable collection functions associated with practice groups utilizing durable medical equipment products, offering custom tailored billing and collection services for practice groups requiring custom tailored services. We plan on growing this division through internal growth of top line revenues and strategic acquisitions. The consolidated operations of Skyline are included in our financial statements, beginning February 12, 2004.

We have two inactive subsidiaries: Trinity3 Acceptance Corporation and Caiban Holdings, Inc. We are seeking opportunities which provide shareholder value for these subsidiaries, or alternatively, to sell or shut down these subsidiaries.

As a result of our growth plans, our biggest challenges will be threefold: managing our growth, generating positive cash flow, and integrating other growth opportunities into the Company.

Our independent accountants have included an explanatory paragraph in their most recent report, stating that our audited financial statements for the period ending December 31, 2005 were prepared assuming that we will continue as a going concern. They note that we have incurred losses and that there are no assurances that we will be able to meet our financial obligations in the future.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues, Expenses and Loss from Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from operations for the years ended December 31, 2005 and 2004, respectively, are as follows:

	Year ended December 31
	2005	% of Net Revenue	2004	% of Revenue	Percent Change
Net Revenues	1,152,403	100.0	845,922	100.0	36.2
Cost of Net Revenues	449,823	39.0	203,260	24.0	121.3
Depreciation	51,280	4.4	39,162	4.6	30.9
Gross Profit	651,300	56.6	603,500	71.4	7.9
General & Administrative Expenses	878,864	76.3	767,556	90.7	14.5
Interest and Taxes	34,710	3.0	26,012	3.1	33.4
Net Loss	$(262,274)	(22.7)	$(190,068)	(22.4)	38.0

Revenues

Net revenues for the year ended December 31, 2005 were $1,152,403 compared to $845,922 for the same period in 2005, an increase of 36.2%. This increase is due to top line revenue growth.

Cost of Net Revenues

Cost of net revenues was $449,823 for the year ended December 31, 2005 compared to $203,260 for the same period in 2005, an increase of 121.3%. This increase is due to top line revenue growth combined with an expanded product line offering.

Operating, General and Administrative Expenses

General and administrative expenses were $878,864 for the year ended December 31, 2005 as compared to $767,556 for the same period in 2004, an increase of 14.5%. This increase is due to the increased general and administrative overhead as the firm grows.

Net Loss

The Company experienced a consolidated net loss of ($262,274) for the year ended December 31, 2005 compared to a net loss of ($190,068) for the same period in 2004, an increase of 38%. Ramp up costs and larger parent company corporate expenses, including general, administrative, and interest expense items continued to keep consolidated earnings below the breakeven mark.

Segment Reporting

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries, which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three months and years ended December 31, 2005 and 2004, respectively:

Healthcare Segment Operations:	Three months ended December 31			Year ended December 31
	2005	% of Revenue	2004	2005	% of Revenue	2004
Net Revenues	312,613	100.0	237,886	1,152,403	100.0	845,922
Cost of Net Revenues	166,731	53.3	64,435	449,823	39.0	203,260
Gross profit	145,882	46.7	173,451	702,580	61.0	642,662
Operating expenses:
General and administrative	234,651	75.0	146,169	754,853	65.5	489,824
Segment operating earnings	$(88,769)	(28.3)	$27,282	$(52,273)	(4.5)	$152,838

Healthcare Segment Assets:
Total assets	$697,228		$471,455	$697,228		$471,455

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three months and years ended December 31, 2005 and 2004, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended December 31		Year ended December 31
	2005	2004	2005	2004
Segment operating earnings	$(88,769)	$27,282	$(52,273)	$152,838
Segment depreciation	(14,263)	(11,377)	(51,280)	(39,162)
Income taxes	—	—	(800)	(1,600)
Corporate general and administrative expenses	(31,817)	(88,495)	(124,011)	(277,732)
Corporate interest expense	(10,421)	(7,560)	(33,910)	(24,412)
Consolidated earnings (Loss)	$(145,270)	$(80,150)	$(262,274)	$(190,068)

Liquidity and Capital Resources

Introduction

During year ended December 31, 2005, we generated negative operating cash flows. Cash totaled $10,570 and $1,875 at December 31, 2005 and 2004, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2005 and 2004, respectively, are as follows:

	December 31		Percentage
	2005	2004	Change
Cash	$10,570	$1,875	463.7%
Total Current Assets	$534,555	$241,754	121.1%
Total Assets	$698,179	$398,945	75.0%
Total Current Liabilities	$871,316	$720,984	20.9%
Total Liabilities	$1,148,292	$720,984	59.3%

Cash Requirements

We currently do not have sufficient cash flow to continue operations for the next twelve months, but we believe that we will be able to obtain sufficient capital to do so. Our working capital requirements during 2006 and thereafter will vary based on a number of factors, including revenues generated by our operations. Additionally, we expect to utilize public and private sources of financing. There can be no assurance, however, that we can obtain sufficient capital on acceptable terms, if at all. Under such conditions, failure to obtain such capital likely would adversely affect our ability to continue as a going concern, or at a minimum negatively impact our ability to timely meet our business objectives.

Sources and Uses of Cash

Operations

Net cash used by operations was $350,391 and $99,921 for the years ended December 31, 2005 and 2004, respectively. Negative operating cash flows during 2005 were created primarily by increased fixed and overhead expenses, combined with ramp up costs.

Investing

Net cash used by investing activities was $15,966 and $268,977 and for the years ended December 31, 2005 and 2004, respectively. Investing activities for the year ended December 31, 2005 consisted of $15,966 in net purchases of new equipment.

Financing

Net cash provided by financing activities was $375,052 and $370,734 for the years ended December 31, 2005 and 2004, respectively. In 2005, financing activities included loans to the Company from officers, netting $340,552; proceeds from bank loan, netting $90,000; paydown on bank loan of $40,000; warrant exercise, netting $26,500; issuance of new debentures, netting $218,000; and retirement of $260,000 in maturing debentures.

Debt Instruments, Guarantees, and Related Covenants

As of December 31, 2005 and 2004, the Company had $258,000 and $300,000, respectively, of convertible debt instruments outstanding. Additionally, the Company had $50,000 and $-0- of bank debt outstanding at December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Company issued, in private placements, a total of $218,000, face value, 10% convertible debentures, plus attached warrants to acquire 545,000 shares of Company stock at $.10 per share in exchange for $218,000. All maturities on the debentures outstanding at December 31, 2005 have been extended to May 31, 2007. The debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds, combined with loans from officers, were used to retire a total of $260,000 of maturing convertible debentures issued in 2004 and 2005.

In July 2005, the Company borrowed $90,000 from a bank under a line of credit facility to fund working capital requirements. The terms are interest only based on prime interest rate plus 3.0%. The current fully indexed interest rate is 10.75%. The loan maturity date is July 22, 2006. $40,000 principle pay down was made in December 2005 and the remaining principle balance of $50,000 was paid down in April 2006. The source of funds for such repayment was an officer of the Company and is reflected in the financial statements as Notes payable - related party.

Interest expense of $33,910 and $24,412 for the year ended December 31, 2005 and 2004, respectively, is attributable to these debt instruments.

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

Off Balance Sheet Contracts

At December 31, 2005 and 2004, there were no “off balance sheet” contracts or items to record.

ITEM 7 - FINANCIAL STATEMENTS

(Financial Statements attached at F-1 - F-7 beginning on page 27 of this Report)

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

None

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

Name	Age	Position(s)

Steven D. Hargreaves	47	President, Chief Financial Officer, and Director (2002)

Shannon T. Squyres	46	Chief Executive Officer, Secretary, and Director (2002)

Jeffrey S. Willmann	36	Director (2005)

Steven D. Hargreaves, 47, is a director, President and Chief Financial Officer of the Company. From 1993 to the present, Mr. Hargreaves has been a Managing Director of Genesis Partners, an investment management firm involved in all aspects of equity investments. Prior to co-founding Genesis Partners, Mr. Hargreaves was an equity research analyst specializing in emerging growth companies with Dean Witter Reynolds from 1992 to 1993. Mr. Hargreaves began his professional career as a Certified Public Accountant having worked for firms Arthur Andersen and Ernst & Whinney. Mr. Hargreaves graduated from University of Southern California in 1991 with a Masters of Business Administration degree (MBA) concentrating in Finance; and from California State University, Long Beach in 1983 with a Bachelor of Science (BS) in Business Administration.

Shannon T. Squyres, 46, is a director, Chief Executive Officer and Secretary of the Company. Mr. Squyres has worked in the financial industry for over 20 years and has a wide range of expertise with extensive experience in corporate finance, investor relations and press relations. From 1987 to the present, Mr. Squyres has been president of Market Pathways Financial Relations, Inc., a financial relations consulting firm working with publicly traded companies. Prior to founding Market Pathways Financial Relations in 1987, Mr. Squyres was a partner and director with the Newport Beach, CA firm of Investor Communication Systems where he established and organized regional offices in Chicago, New York, Portland and San Francisco. Mr. Squyres has worked with, and consulted to, numerous companies in a diverse group of industries including: healthcare (dental supplies & services, medical supplies, pain management networks, and specialty medical products); consumer products (consumer electronics, computer software & hardware and sporting goods); and various manufacturing companies servicing both the healthcare and consumer products segments. Mr. Squyres graduated from California State University, Fullerton in 1982 with a Bachelor of Arts degree (BA) in Communications/Public Relations.

Jeffrey S. Willmann, 36, joined our Board of Directors in February 2005 and brings a vast knowledge of the healthcare industry; he has been an officer since February 2005. Currently he is Director of our Healthcare Division. He also serves as outside Board Consultant to Family Choice Health Plan of New York, and outside Consultant to Sharp Health Plan of San Diego. From 2001 to 2003, Mr. Willmann served as Vice President & Chief Financial Officer of Sharp Health Plan, San Diego (a subsidiary of Sharp HealthCare) where revenue more than doubled under his tenure. Prior to Sharp, Mr. Willmann was a co-founder of Trinity Health Ventures, Inc., where he served as President and Chairman of the Board from 1997 to 2001, before a successful sale of the company in 2001 to Odyssey Healthcare (ODSY), a publicly traded healthcare conglomerate with a market capitalization of $400 million. Prior to Trinity Health Ventures, Inc., Mr. Willmann had been associated with healthcare industry leaders FHP, Inc. (merged into Pacificare, [PHS], 1997) from 1996 to 1997; Aetna U.S. Healthcare [AET] from 1995 to 1996; and Health Choice Arizona (formerly part of Tenet Healthcare) from 1991 to 1995. Mr. Willmann graduated from Arizona State University in 1993 with a Master of Health Service Administration degree (MHSA); and from Concordia College, Moorhead, Minnesota with a Bachelor of Arts degree (BA) in Hospital & Business Administration, 1991, Cum Laude Honors.

Compliance with Section 16(a) of the Exchange Act

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005, beneficial owners complied with Section 16(a) filing requirements applicable to them, except: Steven D. Hargreaves had a late Form 5 reflecting an option grant in October 2005 and Jeffrey S.Willmann had a late Form 5 reflecting an option grant in October 2005.

Code of Ethics

On March 25, 2003, our Board of Directors unanimously adopted a Code of Ethics that applies to each of our employees, officers, and directors. Our Code of Ethics is designed to promote honest and ethical conduct, full, fair and accurate disclosure, and compliance with all applicable laws, rules and regulations.

ITEM 10 - EXECUTIVE COMPENSATION

The Summary Compensation Table shows compensation of our CEO and four mostly highly compensated officers for the fiscal years ended December 31, 2005 and 2004. No executive officer’s salary and bonus exceeded $100,000 in any of the applicable years, but the Company has voluntarily chosen to provide comparable compensation information for its executive officers. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

EXECUTIVE COMPENSATION
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Steven D. Hargreaves,	2005	$1	-0-	-0-	-0-	1,400,000	-0-	-0-
President	2004	$1	-0-	-0-	-0-	2,500,000	-0-	-0-

Shannon T. Squyres,	2005	$1	-0-	-0-	-0-	-0-	-0-	-0-
CEO and Secretary	2004	$1	-0-	-0-	-0-	2,500,000	-0-	-0-

Jeffrey S. Willmann,	2005	$1	-0-	-0-	-0-	1,400,000	-0-	-0-
Director of Healthcare Division	2004	$1	-0-	-0-	-0-	300,000	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted To Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Steven D. Hargreaves	1,400,000	23%	.11	10/21/2015

Shannon T. Squyres	-0-	N/A	N/A	N/A

Jeffrey S. Willmann	1,400,000	23%	.11	10/21/2015

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Steven D. Hargreaves	N/A	N/A	4,250,000 / -0-	364,500 / -0-

Shannon T. Squyres	N/A	N/A	2,850,000 / -0-	322,500 / -0-

Jeffrey S. Willmann	N/A	N/A	1,400,000 / -0-	42,000 / -0-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Steven D. Hargreaves 20261 Acacia, Suite 200 Newport Beach, CA 92660	8,050,072 (2)	46.5% (2)

Shannon T. Squyres 20261 Acacia, Suite 200 Newport Beach, CA 92660	6,650,072 (3)	41.8% (3)

Jeffrey S. Willmann 20261 Acacia, Suite 200 Newport Beach, CA 92660	2,380,000 (4)	16.5% (4)

All Officers and Directors as a Group (3 Persons)	17,080,144 (2)(3)(4)	79.3%

(1)
Unless otherwise indicated, based on 13,043,773 shares of common stock outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
Includes 1,400,000 shares of common stock which may be acquired upon the exercise of options at $0.10 per share, 2,500,000 shares of common stock which may be acquired upon the exercise of options at $0.011 per share, 200,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share, and 150,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share.

(3)
Includes 2,500,000 shares of common stock which may be acquired upon the exercise of options at $0.011 per share, 200,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share, and 150,000 shares of common stock which may be acquired upon the exercise of options at $0.825 per share.

(4)	Includes 1,400,000 shares of common stock which may be acquired upon the exercise of options at $.10 per share.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 10, 2004, we entered into a consulting agreement with Jeffrey S. Willmann, under which Mr. Willmann agreed to assist us with identifying potential acquisition targets, the development of new business, and with client expansion. Under the terms of the consulting agreement, we issued Mr. Willmann warrants to purchase a total of up to 300,000 shares of our common stock at an exercise price of $0.06 per share. Mr. Willmann is now one of our Directors, and an officer, but was not at the time we entered into the consulting agreement.

On October 21, 2005, we issued 1,400,000 options to each of Mr. Hargreaves and Mr. Willmann under our 2004 and 2005 Incentive and Nonstatutory Stock Option Plans as compensation for services rendered. The options are exercisable until October 21, 2015 at an exercise price of $0.10 per share.

At December 31, 2005 and December 31, 2004, loans from officers and directors to the Company totaled $371,634 and $93,582, respectively. These loans are non interest bearing and are payable upon demand. At December 31, 2005, these loans were comprised of $297,830 due Steven D. Hargreaves; $67,304 due Shannon T. Squyres; and $6,500 due Jeffrey S. Willmann.

ITEM 13 - EXHIBITS

(a) Exhibits

2.1	Reorganization and Stock Purchase Agreement dated February 4, 2004. (7)
3.1	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999. (1)
3.2	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc. (2)
3.3	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc. (3)
3.4	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation. (4)
3.5	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock. (5)
3.6	Bylaws of Silver King Resources (Delaware), Inc. (6)
4.1	Form of 10% Convertible Debenture.(12)
4.2	10% Convertible Debenture dated February 9, 2004. (7)
10.1	ENexi Holdings, Inc. 2000 Equity Incentive Plan. (8)
10.2	Form of Stock Option Agreement under 2000 Equity Incentive Plan. (5)
10.3	ENexi Holdings, Inc. 2002 Stock Option/Stock Issuance Plan. (4)
10.3	Form of Option Agreement under 2002 Stock Option/Stock Issuance Plan. (4)
10.4	Trinity3 Corporation 2003 Incentive and Nonstatutory Stock Option Plan. (5)
10.5	Form of Option Agreement under the 2003 Incentive and Nonstatutory Stock Option Plan. (5)
10.6	Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan. (9)
10.7	Form of Incentive Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)
10.8	Form of Nonstatutory Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)
10.9	Standard Office Lease for Premises Occupied by Skyline Orthopedics, Inc. (10)
10.10	Consulting Agreement with Jeffrey S. Willmann dated December 10, 2004. (11)
10.11	Trinity3 Corporation Warrant dated December 10, 2004. (11)
10.12	Form of Securities Purchase Agreement. (12)
10.13	Form of Warrant Agreement. (12)
10.14	Extension Agreement dated February 10, 2004. (7)
10.15	Promissory Note dated February 11, 2004. (7)
10.16	Guaranty dated February 11, 2004. (7)
10.17	Security Agreement dated February 11, 2004. (7)
10.18	Consulting Agreement dated February 11, 2004. (7)
10.19	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004. (7)
10.20	Security Agreement dated February 9, 2004. (7)
10.21	Warrant Agreement dated February 9, 2004. (7)
10.22	2005 Omnibus Securities and Stock Option Plan. (13)
10.23	Form of Loan Agreement from Company to Steven D. Hargreaves
10.24	Form of Loan Agreement from Company to Shannon T. Squyres
10.25	Form of Loan Agreement from Company to Jeffrey S. Willmann
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(2)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(3)	Incorporated by reference from our Schedule 14C filed with the Commission on May 26, 2000.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.
(6)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(7)	Current Report on Form 8-K dated and filed with the Commission on February 26, 2004.
(8)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on June 16, 2000.
(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 8, 2004.
(10)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on May 17, 2005.
(11)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 16, 2004.
(12)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on September 21, 2005.
(13)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on December 21, 2005.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table sets forth fees we accrued or paid Mendoza Berger & Company for professional services rendered during the fiscal years ended December 31, 2005 and December 31, 2004:

		Fiscal Year Ended
	Fee Category	December 31, 2005	December 31, 2004
(i)	Audit Fees	$36,763	$27,716
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—
	Total Fees	$36,763	$27,716

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in our form 10-QSB quarterly reports and services that are normally provided by Mendoza Berger & Company in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. The Company was not provided with any tax-related services in fiscal 2005 or 2004.

All Other Fees. All other fees consist of fees for products and services other than the services reported above.

The Board of Directors of the Company approved all of the fees described above since there was not an Audit Committee in place at the time of the approvals.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2006	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves
Its: President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 19, 2006	/s/ Steven D. Hargreaves
By: Steven D. Hargreaves, Director, Chief Financial Officer (Principal Accounting Officer)

Dated: May 19, 2006	/s/ Shannon T. Squyres
By: Shannon T. Squyres, Director, Chief Executive Officer (Chief Executive Officer)

Dated: May 19, 2006	/s/ Jeffrey S. Willmann
By: Jeffrey S. Willmann, Director

Consolidated Financial Statements and
Report of Independent Registered Accounting Firm

TRINITY3 CORPORATION AND SUBSIDIARIES

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Trinity 3 Corporation

We have audited the accompanying consolidated balance sheets of Trinity3 Corporation (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity3 Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has incurred significant losses from operations. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP

Irvine, California
May 12, 2006

Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005	December 31, 2004
Current assets:
Cash	$10,570	$1,875
Accounts receivable (net of allowance for doubtful accounts of $161,713 and
$48,728 , at December 31, 2005 and December 31, 2004, respectively)(Note 2)	402,896	184,476
Inventory (Note 2)	121,089	55,403
Total current assets	534,555	241,754

Property, plant and equipment (Note 2)	248,287	190,574
Less: accumulated depreciation	(89,713)	(38,433)
	158,574	152,141

Goodwill (Note 4)	5,050	5,050
Total assets	$698,179	$398,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$382,168	$301,364
Accrued expenses	42,343	24,438
Note payable - related party (Note 4)	371,634	93,582
Income tax payable (Note 9)	2,400	1,600
Bank loan (Note 6)	50,000	—
Convertible debentures - current portion (Note 7)	—	300,000
Capitalized leases - current portion (Note 5)	22,771	—
Total current liabilities	871,316	720,984

Long term liabilities:
Convertible debentures (Note 7)	258,000	—
Capitalized leases - long term portion (Note 5)	18,976	—
Total long term liabilities	276,976	—
Total liabilities	1,148,292	720,984
Commitments (Note 6)	—	—
Stockholders’ equity: (Note 7) Common Stock: $0.0001 par value, 2,000,000,000 shares authorized, 13,043,773 and 11,441,773 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively.	1,304	1,144
Additional paid-in capital	233,496	99,456
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(691,413)	(429,139)
Total stockholders’ equity (deficit)	(450,113)	(322,039)
Total liabilities and stockholders’ equity	$698,179	$398,945

The accompanying notes are an integral part of these financial statements

 Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2005	2004
Net revenues	$1,152,403	$845,922
Cost of net revenues	449,823	203,260
Depreciation	51,280	39,162
Gross profit	651,300	603,500
Operating expenses:
General and administrative	878,864	767,556
Loss from operations before
interest and provision for income taxes	(227,564)	(164,056)
Interest expense	33,910	24,412
Loss before provision for income taxes	(261,474)	(188,468)
Provision for taxes	800	1,600
Net loss	$(262,274)	$(190,068)
Loss per share - basic and diluted	$(.02)	$(.02)
Weighted average number of common shares
outstanding - basic and diluted	11,939,097	11,271,417

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit		Total Stockholders’ Equity

Balance at December 31, 2003	10,221,773	$1,022	$61,378	$—		$(239,071)	$(176,671)

Shares issued for acquisition	480,000	48	6,252	—		—	6,300
Shares issued for cash:
private placement of stock	50,000	5	24,995	—		—	25,000
warrant exercise under debentures	240,000	24	2,376	—		—	2,400
Shares issued for services	550,000	55	5,445	—		—	5,500
Shares subscribed, 650,000 shares	—	—	—	6,500		—	6,500
Shares cancelled	(100,000)	(10)	(990)	—		—	(1,000)
Net loss	—	—	—	—		(190,068)	(190,068)

Balance at December 31, 2004	11,441,773	1,144	99,456	6,500		(429,139)	(322,039)
Shares issued to extinguish accounts
and loans payable (Note 7)	1,077,000	108	107,592	—		—	107,700
Shares issued under warrant exercise (Note 7)	525,000	52	26,448	—		—	26,500
Net loss	—	—	—			(262,274)	(262,274)

Balance at December 31, 2005	13,043,773	$1,304	$233,496	$6,500	$	(691,413)	$(450,113)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2005	2004
Cash flows from operating activities:
Net loss	$(262.274)	$(190,068)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	51,280	39,162
Common stock issued for services	—	5,500
Common stock subscribed for services	—	6,500
Common stock cancelled, previously issued for services	—	(1,000)
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	(218,420)	(83,462)
(Increase) decrease inventory	(65,686)	(10,245)
Increase (decrease) accounts payable	126,004	125,559
Increase (decrease) accrued expenses	17,905	7,333
Increase (decrease) taxes payable	800	800
Net cash provided (used) by operating activities	(350,391)	(99,921)

Cash flows from investing activities:
Purchases of new equipment	(15,966)	(27,823)
Acquisition of net assets, less cash balance	—	(241,154)
Net cash provided (used) by investing activities	(15,966)	(268,977)

Cash flows from financing activities:
Proceeds from note payable - related party	340,552	43,334
Proceeds from bank loan	90,000	—
Paydown bank loan	(40,000)	—
Issuance of common stock:
For cash	—	25,000
Warrants exercised	26,500	2,400
Retirement of debentures	(260,000)	—
Issuance of debentures	218,000	300,000
Net cash provided (used) by financing activities	375,052	370,734

Net increase (decrease) in cash	8,695	1,836
Cash, beginning of period	1,875	39
Cash, end of period	$10,570	$1,875

The accompanying notes are an integral part of these financial statements

TRINITY3 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$35,186	$—
Supplemental disclosures of non-cash operating, investing, and financing activities:
Issuance of common stock to extinguish accounts
and loans payable	107,700	—
Equipment acquired under capital lease	57,713	—
Issuance of common stock for acquisition	$—	$6,300
Issuance of note payable for acquisition	$—	$250,000
Issuance of common stock for services	$—	$5,500
Common stock subscribed for services	$—	$6,500

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

1. ORGANIZATION AND HISTORY

Trinity 3 Corporation, formerly known as eNexi Holdings, Inc. and Caiban Holdings, Inc. (the Company), a Delaware Corporation, was incorporated on September 15, 2000. The Company distributes healthcare products.

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
DECEMBER 31, 2005 AND 2004

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

Property, Equipment and Depreciation

Property and equipment is recorded at historical cost. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the years ended December 31, 2005 and 2004 was $51,280 and $39,162, respectively. The following table summarizes total Property and Equipment:

	December 31, 2005	December 31, 2004
Equipment	$192,833	$135,120
Computers and Software	55,454	55,454
Less: Accumulated Depreciation	(89,713)	(38,433)
Net	$158,574	$152,141

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at December 31, 2005.

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

Stock Based Compensation

The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense related to stock option grants, for the years ended December 31, 2005 and 2004, as all options were granted with exercise prices at or above fair market value.

	Options	Weighted Average Exercise Price
Options outstanding at January 1, 2004	5,700,000	$.111
Granted during the year	—	—
Surrendered, forfeited or expired	—	—
Exercised	—	—
Options outstanding at December 31, 2004	5,700,000	$.111
Granted during the year	6,000,000.105
Surrendered, forfeited or expired	—
Exercised	—
Options outstanding at December 31, 2005	11,700,000.108

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2005 and 2004:

	2005	2004
Outstanding options:
Number outstanding	11,700,000	5,700,000
Weighted average exercise price	$.108	$.111
Weighted average remaining
contractual life in years	7.966	8.210

Exercisable options:
Number outstanding	8,825,000	5,700,000
Weighted average exercise price	$.109	$.111

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would not have been affected as shown below:

	2005	2004
Pro Forma:
Net Loss - as reported	$(262,274)	$(190,068)
Stock based compensation expense included in
reported net income, net of related tax effect.	$—	$—
Stock based compensation expense, under fair
value based method, net of related tax effect.	$(120,000)	$—
Pro forma net loss	$(382,274)	$(190,068)

Net Loss Per Share - as reported	$(0.04)	$(0.02)
Pro forma net loss per share	$(0.04)	$(0.02)

6,000,000 options were granted during the year ended December 31, 2005, [and no options were granted during the year ended December 31, 2004.] The fair value of each option granted during the year ended December 31, 2005, was $-0-. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

	2005	2004

Risk-free interest rate	4.5%	4.24%
Expected life in years	7.966	8.210
Expected volatility	4.37%	9.54%
Expected dividend yield	—	—

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

3. GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has sustained significant losses from operations and has used capital raised through the issuance of securities to fund its activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that its current efforts to raise additional working capital will allow it to continue as a going concern. However, the Company’s financial statements do not include any adjustment that might result from the outcome of this uncertainty.

4. RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2005 and 2004, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at December 31, 2005 and 2004 was $371,634 and $93,582, respectively.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

5. LEASE COMMITMENTS

Operating Leases -

The Company leases office space in Newport Beach, California pursuant to the terms of a month-to-month lease at $3,905 per month to house the corporate headquarters for its healthcare division. The healthcare division entered into a 3-year lease expiring June 30, 2008 for its Livermore office effective July 1, 2005. This lease is $1,534 per month, plus prorated utilities, common area maintenance and property taxes.

The Company also assumed various operating leases for equipment, telecommunications and various other office equipment commencing with the opening of the Livermore offices on June 1, 2005. These leases range from 30 to 48 months.

Total minimum lease payments under non-cancelable operating lease commitments are as follows:

	For the year ended December 31,
	2006	2007	2008	2009	2010
Minimum Lease Payments due	$21,932	$22,952	$13,238	$1,256	$-0-

Rent expense for the years ending December 31, 2005 and 2004 was $111,743 and $142,150,respectively.

Capitalized Leases -

The Company has leases for certain equipment which is required to be accounted for as capital leases under FASB 13. The following is a schedule of leased property under capital lease by major class:

	December 31, 2005	December 31, 2004
Equipment	$57,713	$—
Less: Accumulated Depreciation	(5,772)	—
Net	$51,941	$—

The following is a schedule of future minimum lease payments under capital leases with the present value of net minimum lease payments:

	December 31, 2005	December 31, 2004
Total minimum lease payments	$46,364	$—
Less: amount representing interest	4,617	—
Present value of minimum lease payments	41,747	—
Less: current maturities	18,976	—
Obligations under capital leases,
non-current maturities	$22,771	$—

Scheduled maturities of future minimum lease payments under capital leases are as follows:

	December 31, 2005	December 31, 2004
2006	25,289	$—
2007	21,075	—
2008	—	—
2009	—	—
Total	$46,364	$—

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

6. BANK LOAN

In July 2005, the Company borrowed $90,000 from a bank under a line of credit facility to fund expansion working capital requirements. The terms are interest only payments, based on prime interest rate plus a margin of 300 basis points (3.0%). The current fully indexed interest rate is 10.75%. The loan maturity date is July 22, 2006. $40,000 principle pay down was made in December 2005 and the remaining principle balance of $50,000 was paid in April 2006. Interest expense for this bank loan for the year ended December 31, 2005 was $4,536. The Company borrowed funds to repay this bank loan from one of its officers. As a result, Notes payable - related party, increased by this same amount.

7. STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Common Stock with Warrants

During the years ended December 31, 2005 and 2004, the Company sold -0- and 50,000 shares of its common stock, in private placements pursuant to provisions of Section 4(2) of the Securities Act of 1933 to accredited investors, for net proceeds of $-0- and $25,000, respectively. In 2004, each share “unit” contained one attached “A” warrant exercisable at $1.00 per share, expiring two years from registration of the underlying stock, and one “B” warrant exercisable at $2.00 per share, expiring 3 years from the date of issuance of the unit.

At December 31, 2005 and 2004, 300,000 and 300,000, respectively, of these warrants were issued and outstanding, and none of these warrants have been exercised.

Sale of Debentures with Warrants

As of December 31, 2005 and 2004, the Company had $258,000 and $300,000, respectively, of convertible debt instruments outstanding.

During the year ended December 31, 2005, the Company issued, in private placements, a total of $218,000, face value, 10% convertible debentures, plus attached warrants to acquire 545,000 shares of Company stock at $.10 per share in exchange for $218,000. All maturities on the debentures outstanding at December 31, 2005 have been extended to May 31, 2007. The debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds, combined with loans from officers, were used to retire a total of $260,000 of maturing convertible debentures issued in 2004 and 2005.

As of December 31, 2005 and 2004, 545,000 and -0-, respectively, of these warrants were issued and outstanding, and none of these warrants have been exercised.

Issuance of Common Stock upon Warrant Exercise

During the year ended December 31, 2005, the Company issued 225,000 shares of restricted common stock to its legal counsel, in connection with the holders exercise of warrants with exercise prices ranging from $.01 to $.06 per share pursuant to warrants issued for legal services rendered to the Company. Additionally, the Company issued 300,000 shares of restricted common stock to a director of the Company, in connection with the holders exercise of a warrant issued with an exercise price of $.06 per share pursuant to a consulting contract for services rendered to the Company. These warrants were issued with an exercise price equal to the fair market value price of the stock on the date of grant, and therefore valued at zero on the date of grant.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Issuance of Common Stock upon Conversion of Accounts Payable and Notes Payble

During the year ended December 31, 2005, the Company issued 452,000 shares of the Company's restricted common stock to its legal counsel pursuant to the conversion of legal fees owed in the amount of $45,200, at a conversion price of $0.10 per share. Additionally, the Company issued 625,000 shares of restricted common stock to a director of the Company, pursuant to the holder's conversion of a promissory note in the amount of $62,500, at a conversion price of $0.10 per share. These conversions were transacted at the fair market value price of the stock on the date of conversion.

Issuance of Warrants on Common Stock for Services

During the year ended December 31, 2005, warrants were issued to acquire 575,000 shares of the Company’s common stock exercisable between $.06 and $.10 per share, the fair market value price of the stock on the date of grant, and therefore valued at zero on the date of grant. These warrants were issued to service providers to the Company, including certain consultants and legal counsel who provided services to the Company. These warrants were issued in addition to, not in lieu of, regular fees for services provided.

As of December 31, 2005 and 2004, 1,150,000 and 1,100,000, respectively, of these warrants were issued and outstanding at exercise prices ranging from $.01 to $.10 per share.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

8. EMPLOYEE STOCK OPTION PLANS

2000 Employee Stock Option Plan

In 2000 the Board of Directors adopted the 2000 Employee Stock Option Plan (the “2000 ESOP Plan”). Under the 2000 plan, 300,000 shares of common stock were authorized for issuance as Incentive Stock Options or Non-Incentive Stock Options to our key employees, officers, directors or consultants.

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
DECEMBER 31, 2005 AND 2004

2003 Incentive and Nonstatutory Stock Option Plan

On May 31, 2003, the Board of Directors approved the Trinity3 Corporation Incentive and Nonstatutory Stock Option Plan (the “2003 Plan”). The 2003 Plan was approved by its shareholders at the May 31, 2004 shareholder meeting. Under the 2003 Plan, 5,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to our key employees, officers, directors or consultants. The terms of the 2003 are substantially the same as the 2002 Plan. The Company granted options on all 5,000,000 shares of stock under the 2003 Plan.

2004 Omnibus Securities and Stock Option Plan

On April 26, 2004, the Company’s Board of Directors approved the Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan (the “2004 Plan”). The Plan was approved by the shareholders at the Annual Shareholder Meeting on May 31, 2004. Under the 2004 Plan, 2,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options to key employees, officers, directors or consultants. The terms of the 2004 Plan are substantially the same as the 2003 Plan, more fully described in the Company’s Annual Report on form 10-KSB for the year ended December 31, 2003.

On October 21, 2005, all 2,000,000 shares reserved under the 2004 ESOP Plan were awarded and granted by the Company’s Board of Directors.

2005 Omnibus Securities and Stock Option Plan

On October 21, 2005, the Company’s Board of Directors approved the Trinity3 Corporation 2005 Omnibus Securities and Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, 4,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options, qualifying for preferential tax treatment under Section 422(b) of the Internal Revenue Code, or Nonstatutory Stock Options to key employees, officers, directors or consultants. The terms of the 2005 Plan are substantially the same as the 2004 Plan, more fully described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

On October 21, 2005, all 4,000,000 shares reserved under the 2005 Plan were awarded and granted by the Company’s Board of Directors upon approval of the plan.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

9. INCOME TAXES

The components of the deferred tax assets are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$1,730,000	$1,626,000
Valuation allowance	(1,730,000)	(1,626,000)
Net deferred tax assets	$—	$—

The Company had available approximately $4,342,000 and $4,080,000 of unused Federal and State net operating loss carryforwards, respectively, at December 31, 2005 and 2004, which were generated primarily by one of the company’s subsidiaries, that may be applied against future taxable income. These net operating loss carryforwards expire for Federal purposes in 2025. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards. $800 and $1,600 is included in the provision for income taxes for the minimum tax due to the State of California for the years ended December 31, 2005 and 2004, respectively.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

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

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	December 31, 2005	December 31, 2004
Statutory federal tax (benefit) rate	(34.00)%	(34.00)%
Statutory state tax (benefit) rate	(5.83)%	(5.83)%
Effective tax rate	(39.83)%	(39.83)%
Valuation allowance	39.83%	39.83%
Effective income tax rate	0.00%	0.00%

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

10. SEGMENT INFORMATION

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries, which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the years ended December 31, 2005 and 2004, respectively:

Healthcare Segment Operations:	Year ended December 31
	2005	2004
Net Revenues	1,152,403	845,922
Cost of Net Revenues	449,823	203,260
Gross profit	702,580	642,662
Operating expenses:
General and administrative	754,853	489,824
Segment operating earnings	$(52,273)	$152,838

Healthcare Segment Assets:
Total assets	$697,228	$471,455

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the years ended December 31, 2005 and 2004:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Year ended December 31
	2005	2004
Segment operating earnings	$(52,273)	$152,838
Segment depreciation	(51,280)	(39,162)
Income taxes	(800)	(1,600)
Corporate general and administrative expenses	(124,011)	(277,732)
Corporate interest expense	(33,910)	(24,412)
Consolidated earnings (Loss)	$(262,274)	$(190,068)

* * * * *