Form 10QSB
period 2006-03-31
TRINITY3 CORP
filed 2006-05-22
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____  No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2006 there were 13,043,773 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1 Financial Statements

Index to Financial Statements

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)	5

Consolidated Statements of Income for the three months
ended March 31, 2006 and 2005 (unaudited)	6

Consolidated Statement of Changes in Stockholders' Equity (deficit) for the period December 31 2004 through March 31, 2006 (unaudited)	7

Consolidated Statements of Cash Flows for the three months
ended March 31, 2006 and 2005 (unaudited)	8-9

Notes to Consolidated Financial Statements (unaudited)	10-15

Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$19,383	$10,570
Accounts receivable (net of allowance for doubtful accounts of $ 146,545 and
$161,713 at March 31, 2006 and December 31, 2005, respectively)	355,850	402,896
Inventory	76,169	121,089
Total current assets	451,402	534,555

Property, plant and equipment (Note 2)	261,778	248,287
Less: accumulated depreciation	(104,133)	(89,713)
	157,645	158,574

Goodwill (Note 2)	5,050	5,050
Total assets	$614,097	$698,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,132	$382,168
Accrued expenses	27,202	42,343
Note payable - related party (Note 4)	357,734	371,634
Income tax payable	4,000	2,400
Lines of Credit (Note 6)	213,513	50,000
Convertible debentures - current portion (Note 7)	40,000	—
Capital leases - current portion (Note 5)	22,771	22,771
Total current liabilities	1,028,352	871,316
Long term liabilities:
Convertible debentures - (Note 7)	243,000	258,000
Capital leases - long-term portion (Note 5)	13,283	18,976
Total long term liabilities	256,283	276,976
Total liabilities	1,284,635	1,148,292

Stockholders’ equity:
Common Stock:	1,304	1,304
$0.0001 par value, 2,000,000,000 shares authorized, 13,043,773 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively
Additional paid-in capital	233,496	233,496
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(911,838)	(691,413)
Total stockholders’ equity (deficit)	(670,538)	(450,113)
Total liabilities and stockholders’ equity	$614,097	$698,179

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31
	2006	2005
Net Revenues	$239,241	$221,192
Cost of net revenues	121,695	55,523
Depreciation	14,420	11,377
Gross profit	103,126	154,292
Operating expenses:
General and administrative	306,879	188,222
Loss from operations before
interest and provision for income taxes	(203,753)	(33,930)
Interest expense	15,072	7,397
Loss before provision for income taxes	(218,825)	(41,327)
Provision for taxes	1,600	800
Net loss	$(220,425)	$(42,127)
Loss per share - basic and diluted	$0.02	$0.00
Weighted average number of common shares
outstanding – basic and diluted	13,043,773	11,441,773

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed (650,000 shares)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2004	11,441,773	$1,144	$99,456	$6,500	$(429,139)	$(322,039)

Shares issued to extinguish accounts and loans
payable	1,077,000	108	107,592	—	—	107,700
Shares issued under warrant exercise	525,000	52	26,448	—	—	26,500
Net loss	—	—	—	—	(262,274)	(262,274)
Balance at December 31, 2005	13,043,773	1,304	233,496	6,500	(691,413)	(450,113)

Net loss					(220,425)	(220,425)
Balance at March 31, 2006	13,043,773	$1,304	$233,496	$6,500	$(911,838)	$(670,538)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31
	2006	2005
Cash flows from operating activities:
Net loss	$(220,425)	$(42,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,420	11,377
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	47,046	(19,158)
(Increase) decrease inventory	44,920	5,005
Increase (decrease) accounts payable	(24,729)	47,873
Increase (decrease) accrued expenses	(15,141)	7,398
Increase (decrease) taxes payable	1,600	800
Net cash provided (used) by operating activities	(152,309)	11,168

Cash flows from investing activities:
Purchases of new equipment	(13,491)	—
Net cash provided (used) by investing activities	(13,491)	—

Cash flows from financing activities:
Repayments of note payable - related party	(13,900)	(1,846)
Proceeds from line of credit	163,513	—
Retirement of debentures	(15,000)	—
Issuance of debentures	40,000	—
Net cash provided (used) by financing activities	174,613	(1,846)

Net increase (decrease) in cash	8,813	9,322
Cash, beginning of period	10,570	1,875
Cash, end of period	$19,383	$11,197

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Three months ended March 31
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$8,719	$—

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the “Company”) as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from the Company’s Annual Report on form 10-KSB.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Property, Equipment and Depreciation

Property and equipment is valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the three months ended March 31, 2006 and 2005 was $14,420 and $11,377, respectively. The following table summarizes total Property and Equipment:

	March 31, 2006	December 31, 2005
Equipment	$206,324	$192,833
Computers and Software	55,454	55,454
Less: Accumulated Depreciation	(104,133)	(89,713)
Net	$157,645	$158,574

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at March 31, 2006.

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company provided $1,600 and $800 for income taxes (the California minimum franchise tax) during the period ending March 31, 2006 and 2005, respectively.

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

4. RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2006 and 2005, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at March 31, 2006 and December 31, 2005 was $357,734 and $371,634, respectively.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. LEASE COMMITMENTS

Operating Leases –

The Company leases office space in Newport Beach, California pursuant to the terms of a month-to-month lease at $3,905 per month to house the corporate headquarters for its healthcare division. The healthcare division entered into a 3-year lease expiring June 30, 2008 for its Livermore office effective July 1, 2005. This lease is $1,534 per month, plus prorated utilities, common area maintenance (CAM) and property taxes. This lease was renegotiated and cancelled by the Company in May 2006 in a streamlining of expenses and elimination of the Livermore office.

The Company has various operating leases for equipment, telecommunications and other office equipment. These leases range from 30 to 48 months.

Total minimum lease payments under non-cancelable operating lease commitments are as follows:

	For the year ended December 31,
	2006	2007	2008	2009	2010
Minimum Lease Payments due	$10,684	$3,014	$3,014	$1,256	$—

Rent expense for the three months ending March 31, 2006 and 2005 was $19,882 and $35,384, respectively.

Capitalized Leases –

The Company has leases for certain equipment which is required to be accounted for as capital leases under FASB 13. The following is a schedule of leased property under capital lease by major class:

	March 31, 2006	December 31, 2005
Equipment	$57,713	$57,713
Less: Accumulated Depreciation	8,657	5,772
Net	$49,056	$51,941

The following is a schedule of future minimum lease payments under capital leases with the present value of net minimum lease payments:

	March 31, 2006	December 31, 2005
Total minimum lease payments	$40,041	$46,364
Less: amount representing interest	3,987	4,617
Present value of minimum lease payments	36,054	41,747
Less: current maturities	22,771	22,771

Obligations under capital leases, non-current maturities	$13,283	$18,976

Scheduled maturities of future minimum lease payments under capital leases are as follows:

	March 31, 2006	December 31, 2005
2006	$25,289	$25,289
2007	21,075	21,075
2008	—	—
2009	—	—
2010	—	—
Total	$46,364	$46,364

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. LINES OF CREDIT

During the three months ended March 31, 2006, the Company was issued a one year $200,000 line of credit from a commercial lending institution to fund working capital requirements. Advances on the line of credit provide for a 60% advance rate based upon eligible accounts receivable. The interest rate is 2.25% per month of outstanding balance on the credit line. The credit line is secured by all of the Company’s assets, in addition to personal guarantees by two of the Company’s officers. The outstanding balance on this line of credit was $163,513 at March 31, 2006.

The outstanding balance on the Company’s existing bank line of credit of $50,000 continued throughout the quarter ending March 31, 2006. Terms on this line of credit facility are interest only payments, based upon prime interest rate, plus a margin of 300 basis points (3.0%). This line of credit is due July 22, 2006. The $50,000 remaining principle balance was paid in full in April 2006 from the proceeds of a loan from an officer of the Company. As a result, Notes payable - related party, increased by this same amount.

7. STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Convertible Debentures with Warrants

During the three months ended March 31, 2006, the Company issued, in its ongoing private placement, $40,000, face value, of 10% convertible debentures, plus attached warrants to acquire 100,000 shares of Company stock at $.10 per share in exchange for $40,000. These convertible debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used for working capital and to retire $15,000 of maturing convertible debentures which were issued in 2005.

At March 31, 2006 and December 31, 2005, $283,000 and $258,000, of these convertible debentures were issued and outstanding, respectively. At March 31, 2006 and December 31, 2005, 645,000 and 545,000 warrants to purchase Company stock under these convertible debentures were outstanding, respectively, and none of these warrants have been exercised.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. SEGMENT INFORMATION

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three month periods ended March 31, 2006 and 2005, respectively:

Healthcare Segment Operations:	Three months ended March 31
	2006	2005
Revenues	$239,241	$221,192
Cost of revenues	121,695	55,523
Gross profit	117,546	165,669
Operating expenses:
General and administrative	290,252	144,877
Segment operating earnings	$(172,706)	$20,792

Healthcare Segment Assets:
Total assets	$613,815	$514,406

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three months periods ended March 31, 2006 and 2005, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended March 31
	2006	2005
Segment operating earnings	$(172,706)	$20,792
Segment depreciation	(14,420)	(11,377)
Income taxes	(1,600)	(800)
Corporate general and administrative expenses	(16,627)	(43,345)
Corporate interest expense	(15,072)	(7,397)
Consolidated earnings (Loss)	$(220,425)	$(42,127)

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

Summary Overview

We currently operate in one business segment: Healthcare. Our Healthcare division is anchored by our subsidiary, Skyline Orthopedics, Inc., which was acquired on February 11, 2004. Skyline is engaged in the marketing and distribution of durable medical equipment and billing systems to hospitals, physician groups, and healthcare insurance providers in California and Nevada. Skyline’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. Additionally, Skyline provides services and support for the administration, maintenance, distribution, and receivable collection functions associated with practice groups utilizing durable medical equipment products, and offers custom tailored billing and collection services for practice groups providing different services. We plan on growing this division through internal growth of top line revenues and strategic acquisitions. The consolidated operations of Skyline are included in these financial statements, for all operations beginning February 12, 2004.

We have two inactive subsidiaries: Trinity3 Acceptance Corporation, and Caiban Holdings, Inc. We are seeking opportunities which provide shareholder value for these subsidiaries, or, alternatively, to sell or shut down these subsidiaries.

As a result of our growth plans, our biggest challenges will be threefold: managing our growth, generating positive cash flow, and integrating other growth opportunities into the Company.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from consolidated operations for the three months ended March 31, 2006 and 2005, respectively, are as follows:

	Three months ended March 31
	2006	% of Net Revenue	2005	% of Net Revenue	Percent Change
Revenue	$239,241	100.0	$221,192	100.0	8.1
Cost of Revenues	121,695	50.9	55,523	25.1	119.2
Gross Profit	117,546	49.1	165,669	74.9	(29.0)
General & Administrative Expenses	306,879	(128.3)	188,222	85.0	63.0
Interest, Depreciation and Taxes	31,092	13.0	19,574	8.9	58.8
Net Loss	$(220,425)	(92.1)	$(42,127)	(19.0)	323.2

Revenues

Revenues for the three months ended March 31, 2006 were $239,241 compared to $221,192 for the same period in 2005, an increase of 8.1%. This increase is due to increased marketing and sales efforts.

Cost of Revenues

Cost of revenues was $121,695 for the three months ended March 31, 2006 compared to $55,523 for the same period in 2005, an increase of 119.2%. This increase is due to expanded product offerings, some of which have lower gross margins.

Operating, General and Administrative Expenses

General and administrative expenses were $306,879 for the three months ended March 31, 2006 as compared to $188,222 for the same period in 2005, an increase of 63%. This increase is due to expanded SG&A costs associated with revenue growth efforts.

Net Loss

The Company experienced a consolidated net loss of ($220,425) for the three months ended March 31, 2006 compared to a net loss of ($42,127) for the same period in 2005, an increase of 323.2%. An unfavorable reduction in gross margins combined with an unfavorable increase in SG&A expenses, plus one-time non-recurring expenses associated with the closing of one of our unprofitable field offices contributed to this increase in net loss.

Segment Reporting

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three month periods ended March 31, 2006 and 2005, respectively:

Healthcare Segment Operations:	Three months ended March 31
	2006	% of Net Revenue	2005
Revenues	$239,241	100.0	$221,192
Cost of revenues	121,695	50.9	55,523
Gross profit	117,546	49.1	165,669
Operating expenses:
General and administrative	290,252	121.3	144,877
Segment operating earnings	$(172,706)	(72.2)	$20,792

Healthcare Segment Assets:
Total assets	$613,815		$514,406

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three month periods ended March 31, 2006 and 2005, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended March 31
	2006	2005
Segment operating earnings	$(172,706)	$20,792
Segment depreciation	(14,420)	(11,377)
Income taxes	(1,600)	(800)
Corporate general and administrative expenses	(16,627)	(43,345)
Corporate interest expense	(15,072)	(7,397)
Consolidated earnings (Loss)	$(220,425)	$(42,127)

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2006, the Company generated negative operating cash flow. Cash totaled $19,383 and $10,570 at March 31, 2006 and December 31, 2005, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2006 and December 31, 2005, respectively, are as follows:

			Percentage Change
	March 31, 2006	December 31, 2005
Cash	$19,383	$10,570	83.4
Total Current Assets	$451,402	$534,555	(15.6)
Total Assets	$614,097	$698,179	(12.0)
Total Current Liabilities	$1,028,352	$871,316	18.0
Total Liabilities	$1,284,635	$1,148,292	(11.9)

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

Sources and Uses of Cash

Operations

Net cash (used) provided by operations was ($152,309) and $11,168 for the three months ended March 31, 2006 and 2005, respectively.

Negative operating cash flows for the three months ended March 31, 2006 and 2005 were created primarily by corporate fixed and overhead expenses, and increases in SG&A expenses.

Investing

Net cash used by investing activities was ($13,491) and $-0- for the three months ended March 31, 2006 and 2005, respectively.

Investing activities for the three months ended March 31, 2006 consisted of $13,491 in new equipment purchases.

Financing

Net cash provided (used) by financing activities was $174,613 and ($1,846), for the three months ended March 31, 2006 and 2005, respectively.

Financing activities for the three months ended March 31, 2006 included repayment of loans to the Company from officers, using $13,900; draw down on credit line, providing $163,513; retirement of debentures, using $15,000; and issuance of new debentures, providing $40,000.

Financing activities for the three months ended March 31, 2005 included pay down of loans to the Company from officers and directors, using $1,846.

Debt Instruments, Guarantees, and Related Covenants

The Company had $283,000 and $258,000, of convertible debt instruments outstanding as of March 31, 2006 and December 31, 2005, respectively. Additionally, the Company had $213,513 and $50,000 outstanding under commercial lines of credit at March 31, 2006 and December 31, 2005, respectively.

During the three months ended March 31, 2006, the Company issued, in a private placement, $40,000, face value, of 10% convertible debentures, plus attached warrants to acquire 100,000 shares of Company stock at $.10 per share in exchange for $40,000. These convertible debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used for working capital and to retire $15,000 of maturing convertible debentures which were issued in 2005.

During the three months ended March 31, 2006, the Company was issued a one year $200,000 line of credit from a commercial lending institution to fund working capital requirements. Advances on the line of credit provide for a 60% advance rate based upon eligible accounts receivable. The interest rate is 2.25% per month of outstanding balance on the credit line. The credit line is secured by all of the Company’s assets, in addition to personal guarantees by two of the Company’s officers. The outstanding balance on this line of credit was $163,513 at March 31, 2006.

The outstanding balance on the Company’s existing bank line of credit of $50,000 continued throughout the quarter ending March 31, 2006. Terms on this line of credit facility are interest only payments, based upon prime interest rate, plus a margin of 300 basis points (3.0%). This line of credit is due July 22, 2006. The $50,000 remaining principle balance was paid in full in April 2006 from the proceeds of a loan from an officer of the Company. As a result, Notes payable – related party, increased by this same amount.

Interest expense of $15,072 and $7,397 for the three month periods ended March 31, 2006 and 2005, respectively, is entirely attributable to these debt instruments.

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

Off Balance Sheet Contracts

At March 31, 2006 and 2005, there were no off balance sheet arrangements, contracts or items to record.

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

ITEM 2 Unregistered Sales of Securities and Use of Proceeds

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the quarter. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During the three months ended, March 31, 2006, the Company issued, in its ongoing private placement, to two investors, a total of $40,000 face value, 10% convertible debentures, plus attached warrants to acquire 100,000 shares of Company stock at $.10 per share in exchange for $40,000. These convertible debentures are convertible at the option of the holder into Company common stock at $.50 per share.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the quarter.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)       Exhibits

2.1	Reorganization and Stock Purchase Agreement dated February 4, 2004. (7)
3.1	Certificate of Incorporation of Silver King Resources (Delaware), Inc., filed on April 13, 1999. (1)
3.2	Certificate of Merger of Silver King Resources, Inc. into Silver King Resources (Delaware), Inc. (2)
3.3	Certificate of Amendment of Certificate of Incorporation dated July 17, 2002, changing name to eNexi Holdings, Inc. (3)
3.4	Certificate of Amendment of Certificate of Incorporation dated November 5, 2002, changing name to Trinity3 Corporation. (4)
3.5	Certificate of Amendment of Certificate of Incorporation dated February 20, 2003, increasing the authorized common stock. (5)
3.6	Bylaws of Silver King Resources (Delaware), Inc. (6)
4.1	Form of 10% Convertible Debenture.(12)
4.2	10% Convertible Debenture dated February 9, 2004. (7)
10.1	ENexi Holdings, Inc. 2000 Equity Incentive Plan. (8)
10.2	Form of Stock Option Agreement under 2000 Equity Incentive Plan. (5)
10.3	ENexi Holdings, Inc. 2002 Stock Option/Stock Issuance Plan. (4)
10.3	Form of Option Agreement under 2002 Stock Option/Stock Issuance Plan. (4)
10.4	Trinity3 Corporation 2003 Incentive and Nonstatutory Stock Option Plan. (5)
10.5	Form of Option Agreement under the 2003 Incentive and Nonstatutory Stock Option Plan. (5)
10.6	Trinity3 Corporation 2004 Omnibus Securities and Stock Option Plan. (9)
10.7	Form of Incentive Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)
10.8	Form of Nonstatutory Stock Option Agreement under the 2004 Omnibus Securities and Stock Option Plan. (9)
10.9	Standard Office Lease for Premises Occupied by Skyline Orthopedics, Inc. (10)
10.10	Consulting Agreement with Jeffrey S. Willmann dated December 10, 2004. (11)
10.11	Trinity3 Corporation Warrant dated December 10, 2004. (11)
10.12	Form of Securities Purchase Agreement. (12)
10.13	Form of Warrant Agreement. (12)
10.14	Extension Agreement dated February 10, 2004. (7)
10.15	Promissory Note dated February 11, 2004. (7)
10.16	Guaranty dated February 11, 2004. (7)
10.17	Security Agreement dated February 11, 2004. (7)
10.18	Consulting Agreement dated February 11, 2004. (7)
10.19	Securities Purchase Agreement and Investor Questionnaire dated February 9, 2004. (7)
10.20	Security Agreement dated February 9, 2004. (7)
10.21	Warrant Agreement dated February 9, 2004. (7)
10.22	2005 Omnibus Securities and Stock Option Plan. (13)
10.23	Form of Loan Agreement from Company to Steven D. Hargreaves (14)
10.24	Form of Loan Agreement from Company to Shannon T. Squyres (14)
10.25	Form of Loan Agreement from Company to Jeffrey S. Willmann (14)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(2)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.

(3)	Incorporated by reference from our Schedule 14C filed with the Commission on May 26, 2000.
(4)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 15, 2003.
(5)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on April 14, 2004.
(6)	Incorporated by reference from our Form 10-SB filed with the Commission on July 8, 1999.
(7)	Current Report on Form 8-K dated and filed with the Commission on February 26, 2004.
(8)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on June 16, 2000.
(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 8, 2004.
(10)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on May 17, 2005.
(11)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 16, 2004.
(12)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on September 21, 2005.
(13)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the Commission on December 21, 2005.
(14)	Incorporated by reference from our Annual Report on Form 10-KSB filed with the Commission on May 22, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2006	/s/ SHANNON T. SQUYRES
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary (principal executive officer)

Dated: May 19, 2006	/s/ STEVEN D. HARGREAVES
By: Steven D. Hargreaves
Its: President and Chief Financial Officer (principal financial and accounting officer)