Form 10QSB
period 2006-06-30
TRINITY3 CORP
filed 2006-08-21
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2006 there were 13,043,773 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1 Financial Statements

Index to Financial Statements

Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	5

Consolidated Statements of Operations for the three and six months
ended June 30, 2006 and 2005 (unaudited)	6

Consolidated Statement of Changes in Stockholders' Deficit for the period December 31 2004 through June 30, 2006 (unaudited)	7

Consolidated Statements of Cash Flows for the six months
ended June 30, 2006 and 2005 (unaudited)	8-9

Notes to Consolidated Financial Statements (unaudited)	10-15

Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$6,358	$10,570
Accounts receivable (net of allowance for doubtful accounts of $146,545 and
$161,713 at June 30, 2006 and December 31, 2005, respectively)	254,265	402,896
Inventory	58,223	121,089
Total current assets	318,846	534,555

Property, plant and equipment (Note 2)	265,278	248,287
Less: accumulated depreciation	(118,670)	(89,713)
	146,608	158,574

Goodwill (Note 2)	5,050	5,050
Total assets	$470,504	$698,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$330,723	$382,168
Accrued expenses	32,932	42,343
Note payable - related party (Note 4)	492,784	371,634
Income tax payable	4,000	2,400
Lines of Credit (Note 6)	128,740	50,000
Convertible debentures - current portion (Note 7)	283,000	-
Capital leases - current Portion (Note 5)	22,771	22,771
Total current liabilities	1,294,950	871,316
Long term liabilities:
Convertible debentures (Note 7)	-	258,000
Capital leases - long-term portion (Note 5)	7,590	18,976
Total long term liabilities	7,590	276,976
Total liabilities	1,302,540	1,148,292

Stockholders’ deficit:
Common Stock:	1,304	1,304
$0.0001 par value, 2,000,000,000 shares authorized, 13,043,773 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively
Additional paid-in capital	233,496	233,496
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(1,073,336)	(691,413)
Total stockholders’ deficit	(832,036)	(450,113)
Total liabilities and stockholders’ deficit	$470,504	$698,179

 The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net Revenues	$184,401	$286,673	$423,642	$507,865
Cost of net revenues	65,698	112,120	187,393	167,643
Depreciation	14,537	11,377	28,957	22,754
Gross profit	104,166	163,176	207,292	317,468
Operating expenses:
General and administrative	241,739	217,294	548,618	405,516
Loss from operations before
interest and provision for income taxes	(137,573)	(54,118)	(341,326)	(88,048)
Interest expense	23,925	8,482	38,997	15,879
Loss before provision for income taxes	(161,498)	(62,600)	(380,323)	(103,927)
Provision for taxes	-	-	1,600	800
Net loss	$(161,498)	$(62,600)	$(381,923)	$(104,727)
Loss per share - basic and diluted	$(.01)	$(.01)	$(.03)	$(.01)
Weighted average number of common shares outstanding - basic and diluted	13,043,773	11,441,773	13,043,773	11,441,773

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed (650,000 shares)	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2004	11,441,773	$1,144	$99,456	$6,500	$(429,139)	$(322,039)

Shares issued to extinguish accounts and loans
payable	1,077,000	108	107,592	-	-	107,700
Shares issued under warrant exercise	525,000	52	26,448	-	-	26,500
Net loss	-	-	-	-	(262,274)	(262,274)
Balance at December 31, 2005	13,043,773	1,304	233,496	6,500	(691,413)	(450,113)

Net loss	-	-	-	-	(381,923)	(381,923)
Balance at June 30, 2006	13,043,773	$1,304	$233,496	$6,500	$(1,073,336)	$(832,036)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30
	2006	2005
Cash flows from operating activities:
Net loss	$(381,923)	$(104,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	28,957	22,754
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	148,631	(40,396)
(Increase) decrease inventory	62,866	(55,692)
Increase (decrease) accounts payable	(51,445)	97,442
Increase (decrease) accrued expenses	(9,411)	4,441
Increase (decrease) taxes payable	1,600	800
Net cash provided (used) by operating activities	(200,725)	(75,378)

Cash flows from investing activities:
Purchases of new equipment	(16,991)	-
Net cash provided (used) by investing activities	(16,991)	-

Cash flows from financing activities:
Proceeds of note payable - related party	121,150	130,552
Repayment of bank loan	(50,000)	-
Proceeds from line of credit	128,740	-
Payments on capital lease obligations	(11,386)	-
Retirement of debentures	(15,000)	(250,000)
Issuance of debentures	40,000	198,000
Net cash provided (used) by financing activities	213,504	78,552

Net increase (decrease) in cash	(4,212)	3,174
Cash, beginning of period	10,570	1,875
Cash, end of period	$6,358	$5,049

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six months ended June 30
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$38,997	$15,879

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the “Company”) as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from the Company’s Annual Report on form 10-KSB.

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

Property, Equipment and Depreciation

Property and equipment is valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the three months ended June 30, 2006 and 2005 was $28,957 and $22,754, respectively. The following table summarizes total Property and Equipment:

	June 30, 2006	December 31, 2005
Equipment	$209,824	192,833
Computers and Software	55,454	55,454
Less: Accumulated Depreciation	(118,670)	(89,713)
Net	$146,608	158,574

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at June 30, 2006.

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company provided $1,600 and $800 for income taxes (the California minimum franchise tax) during the six month periods ended June 30, 2006 and 2005, respectively.

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

4. RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2006 and 2005, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and are payable upon demand. The total amount of these loans at June 30, 2006 and December 31, 2005 was $492,784 and $371,634, respectively.

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

The Company has various operating leases for equipment, telecommunications and other office equipment. These leases range from 30 to 48 months.

Total minimum lease payments under non-cancelable operating lease commitments are as follows:

	For the year ended December 31,
	2006	2007	2008	2009	2010
Minimum Lease Payments due	$10,684	3,014	3,014	1,256	-

Rent expense for the three months ending June 30, 2006 and 2005 was $44,082 and $70,508, respectively.

Capitalized Leases -

The Company has leases for certain equipment which is required to be accounted for as capital leases under FASB 13. The following is a schedule of leased property under capital lease by major class:

	June 30, 2006	December 31, 2005
Equipment	$57,713	$57,713
Less: Accumulated Depreciation	11,544	5,772
Net	$46,169	$51,941

The following is a schedule of future minimum lease payments under capital leases with the present value of net minimum lease payments:

	June 30, 2006	December 31, 2005
Total minimum lease payments	$33,719	$46,364
Less: amount representing interest	3,358	4,617
Present value of minimum lease payments	30,361	41,747
Less: current maturities	22,771	22,771
Obligations under capital leases,
non-current maturities	$7,590	$18,976

Scheduled maturities of future minimum lease payments under capital leases are as follows:

	June 30, 2006	December 31, 2005
2006	$25,289	$25,289
2007	21,075	21,075
2008	-	-
2009	-	-
2010	-	-
Total	$46,364	$46,364

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. LINES OF CREDIT

The Company was issued a one year $200,000 line of credit from a commercial lending institution to fund working capital requirements on February 23, 2006. Advances on the line of credit provide for a 60% advance rate based upon eligible accounts receivable. The interest rate is 2.25% per month of outstanding balance on the credit line. The credit line is secured by all of the Company’s assets, in addition to personal guarantees by two of the Company’s officers. The outstanding balance on this line of credit was $128,740 at June 30, 2006.

The outstanding balance on the Company’s existing bank line of credit of $50,000 was paid in full on April 19, 2006 from the proceeds of a loan from an officer of the Company. As a result, Notes payable - related party, increased by this same amount.

7. STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Convertible Debentures with Warrants

During the six months ended June 30, 2006, the Company issued, in its ongoing private placement, $40,000, face value, of 10% convertible debentures, plus attached warrants to acquire 100,000 shares of Company stock at $.10 per share in exchange for $40,000. These convertible debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used for working capital and to retire $15,000 of maturing convertible debentures which were issued in 2005.

At June 30, 2006 and December 31, 2005, $283,000 and $258,000, of these convertible debentures were issued and outstanding, respectively. At June 30, 2006 and December 31, 2005, 645,000 and 545,000 warrants to purchase Company stock under these convertible debentures were outstanding, respectively, and none of these warrants have been exercised.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. SEGMENT INFORMATION

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and six month periods ended June 30, 2006 and 2005, respectively:

Healthcare Segment Operations:	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Revenues	$184,401	286,673	$423,642	507,865
Cost of revenues	65,698	112,120	187,393	167,643
Gross profit	118,703	174,553	236,249	340,222
Operating expenses:
General and administrative	230,710	171,288	520,962	316,165
Segment operating earnings	$(112,007)	3,265	$(284,713)	24,057

Healthcare Segment Assets:
Total assets	$460,311	584,916	$460,311	584,916

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and six month periods ended June 30, 2006 and 2005, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Segment operating earnings	$(112,007)	$3,265	$(284,713)	$24,057
Segment depreciation	(14,537)	(11,377)	(28,957)	(22,754)
Income taxes	-	-	(800)	(800)
Corporate general and administrative expenses	-	(46,006)	-	(89,351)
Corporate interest expense	(14,759)	(8,482)	(23,478)	(15,879)
Consolidated earnings (Loss)	$(141,303)	$(62,600)	$(337,948)	$(104,727)

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from consolidated operations for the three months ended June 30, 2006 and 2005, respectively, are as follows:

	Three months ended June 30
	2006	% of Net Revenue	2005	% of Net Revenue	Percent Change
Revenues	$184,401	100%	$286,673	100%	(36)%
Cost of Revenues	65,698	36%	112,120	39%	(41)%
Gross Profit	118,703	64%	174,553	61%	(32)%
General & Administrative Expenses	241,739	131%	217,294	76%	11%
Interest, Depreciation and Taxes	38,462	21%	19,859	7%	94%
Net Loss	$(161,498)	(88)%	$(62,600)	(22)%	158%

Revenues

Revenues for the three months ended June 30, 2006 were $184,401 compared to $286,673 for the same period in 2005, a decrease of 36%. This decrease is due to the first quarter 2006 closure of an unprofitable field office.

Cost of Revenues

Cost of revenues was $65,698 for the three months ended June 30, 2006 compared to $112,120 for the same period in 2005, a decrease of 41%. This decrease is due to the first quarter 2006 closure of an unprofitable field office.

Operating, General and Administrative Expenses

General and administrative expenses were $241,739 for the three months ended June 30, 2006 as compared to $217,294 for the same period in 2005, an increase of 11%. This increase is due to implementation of necessary fixed overhead costs at the operations level of the Company.

Net Loss

The Company experienced a consolidated net loss of ($161,498) for the three months ended June 30, 2006 compared to a net loss of ($62,600) for the same period in 2005, an increase of 158%. An unfavorable reduction in gross margins combined with an unfavorable increase in SG&A expenses, plus expenses associated with the closing of one of our unprofitable field offices which carried over into the second quarter contributed to this increase in net loss.

Results of Operations

Six months ended June 30, 2006 compared to six months ended June 30, 2005 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the six months ended June 30, 2006 and 2005, respectively, are as follows:

	Six months ended June 30
	2006	% of Net Revenue	2005	% of Net Revenue	Percent Change
Revenues	$423,642	100%	$507,865	100%	(17)%
Cost of Revenues	187,393	44%	167,643	33%	12%
Gross Profit	236,249	56%	340,222	67%	(31)%
General & Administrative Expenses	548,618	130%	405,516	80%	35%
Interest, Depreciation and Taxes	69,554	16%	39,433	8%	76%
Net Loss	$(381,923)	(90)%	$(104,727)	(21)%	265%

Revenues

Revenues for the six months ended June 30, 2006 were $423,642 compared to $507,865 for the same period in 2005, a decrease of 17%. This decrease is due to the first quarter 2006 closure of an unprofitable field office.

Cost of Revenues

Cost of revenues was $187,393 for the six months ended June 30, 2006 compared to $167,643 for the same period in 2005, an increase of 12%. This increase is due unfavorable gross margins in the first quarter of 2006.

Operating, General and Administrative Expenses

General and administrative expenses were $548,618 for the six months ended June 30, 2006 as compared to $405,516 for the same period in 2005, an increase of 35%. This increase is due to implementation of necessary fixed overhead costs at the operations level of the Company.

Net Loss

The Company experienced a consolidated net loss of $(381,923) for the six months ended June 30, 2006 compared to a net loss of ($104,727) for the same period in 2005, an increase of 265%. An unfavorable reduction in gross margins combined with an unfavorable increase in SG&A expenses, plus expenses associated with the closing of one of our unprofitable field offices which carried over into the second quarter contributed to this increase in net loss.

Segment Reporting

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and six month periods ended June 30, 2006 and 2005, respectively:

Healthcare Segment Operations:	Three months ended June 30			Six months ended June 30
	2006	% of Net Revenue	2005	2006	% of Net Revenue	2005
Revenues	$184,401	100%	$286,673	$423,642	100%	$507,865
Cost of revenues	65,698	36%	112,120	187,393	44%	167,643
Gross profit	118,703	64%	174,553	236,249	56%	340,222
Operating expenses:
General and administrative	230,710	125%	171,288	520,962	123%	316,165
Segment operating earnings	$(112,007)	(61)%	$3,265	$(284,713)	(67)%	$24,057

Healthcare Segment Assets:
Total assets	$460,311		$584,916	$460,311		$584,916

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and six month periods ended June 30, 2006 and 2005, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Segment operating earnings	$(112,007)	3,265	(284,713)	24,057
Segment depreciation	(14,537)	(11,377)	(28,957)	(22,754)
Income taxes	-	-	(800)	(800)
Corporate general and administrative expenses	-	(46,006)	-	(89,351)
Corporate interest expense	(14,759)	(8,482)	(23,478)	(15,879)
Consolidated earnings (Loss)	$(141,303)	$(62,600)	$(337,948)	$(104,727)

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2006, the Company generated negative operating cash flow. Cash totaled $6,358 and $10,570 at June 30, 2006 and December 31, 2005, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2006 and December 31, 2005, respectively, are as follows:

	June 30, 2006	December 31, 2005	Percentage Change
Cash	$6,358	$10,570	(40)%
Total Current Assets	$318,846	$534,555	(40)%
Total Assets	$470,504	$698,179	(33)%
Total Current Liabilities	$1,294,950	$871,316	49%
Total Liabilities	$1,302,540	$1,148,292	13%

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

Sources and Uses of Cash

Operations

Net cash (used) provided by operations was ($212,111) and $(75,378) for the six months ended June 30, 2006 and 2005, respectively.

Negative operating cash flows for the six months ended June 30, 2006 and 2005 were created primarily by corporate fixed and overhead expenses, and increases in SG&A expenses.

Investing

Net cash used by investing activities was ($16,991) and $0 for the six months ended June 30, 2006 and 2005, respectively.

Investing activities for the six months ended June 30, 2006 consisted of $16,991 in new equipment purchases.

Financing

Net cash provided (used) by financing activities was $224,890 and $78,552, for the six months ended June 30, 2006 and 2005, respectively.

Financing activities for the six months ended June 30, 2006 included loans to the company from officers, netting $121,150; repayment of bank loan, using $50,000; proceeds from new line of credit, netting $128740; retirement of debentures, using $15,000; and issuance of new debentures, netting $40,000.

Financing activities for the six months ended June 30, 2005 included loans to the company from officers, netting $130,552; retirement of debentures, using net $250,000; and issuance of new debentures netting $198,000.

Debt Instruments, Guarantees, and Related Covenants

The Company had $283,000 and $258,000, of convertible debt instruments outstanding as of June 30, 2006 and December 31, 2005, respectively. Additionally, the Company had $128,740 and $50,000 outstanding under commercial lines of credit at June 30, 2006 and December 31, 2005, respectively.

During the six months ended June 30, 2006, the Company issued, in a private placement, $40,000, face value, of 10% convertible debentures, plus attached warrants to acquire 100,000 shares of Company stock at $.10 per share in exchange for $40,000. These convertible debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used for working capital and to retire $15,000 of maturing convertible debentures which were issued in 2005.

The Company was issued a one year $200,000 line of credit from a commercial lending institution to fund working capital requirements on February 23, 2006. Advances on the line of credit provide for a 60% advance rate based upon eligible accounts receivable. The interest rate is 2.25% per month of outstanding balance on the credit line. The credit line is secured by all of the Company’s assets, in addition to personal guarantees by two of the Company’s officers. The outstanding balance on this line of credit was $128,740 at June 30, 2006.

The outstanding balance on the Company’s existing bank line of credit of $50,000 was paid in full on April 19, 2006 from the proceeds of a loan from an officer of the Company. As a result, Notes payable - related party, increased by this same amount.

Interest expense of $38,997 and $15,879 for the six month periods ended June 30, 2006 and 2005, respectively, is entirely attributable to these debt instruments.

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

Off Balance Sheet Contracts

At June 30, 2006 and 2005, there were no off balance sheet arrangements, contracts or items to record.

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

None.

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

Dated: August 21, 2006	/s/ SHANNON T. SQUYRES
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary (principal executive officer)

Dated: August 21, 2006	/s/ STEVEN D. HARGREAVES
By: Steven D. Hargreaves
Its: President and Chief Financial Officer (principal financial and accounting officer)