Form 10QSB
period 2006-09-30
TRINITY3 CORP
filed 2006-11-20
CIK 1090051

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No x

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2006 there were 13,043,773 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1 Financial Statements

Index to Financial Statements

Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	5

Consolidated Statements of Operations for the three and nine months
ended September 30, 2006 and 2005 (unaudited)	6

Consolidated Statement of Changes in Stockholders' Deficit for the period December 31, 2004 through September 30, 2006 (unaudited)	7

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2006 and 2005 (unaudited)	8-9

Notes to Consolidated Financial Statements (unaudited)	10-15

Trinity3 Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$5,589	$10,570
Accounts receivable (net of allowance for doubtful accounts of $68,511 and
$161,713 at September 30, 2006 and December 31, 2005, respectively)	202,344	402,896
Inventory	40,993	121,089
Total current assets	248,926	534,555

Property, plant and equipment (Note 2)	254,934	248,287
Less: accumulated depreciation	(133,265)	(89,713)
	121,669	158,574

Goodwill (Note 2)	5,050	5,050
Total assets	$375,645	$698,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$324,379	$382,168
Accrued expenses	44,397	42,343
Note payable - related party (Note 4)	492,784	371,634
Income tax payable	4,000	2,400
Lines of Credit (Note 6)	122,367	50,000
Convertible debentures - current portion (Note 7)	283,000	-
Capital leases - current Portion (Note 5)	22,771	22,771
Total current liabilities	1,293,698	871,316
Long term liabilities:
Convertible debentures (Note 7)	-	258,000
Capital leases - long-term portion (Note 5)	1,898	18,976
Total long term liabilities	1,898	276,976
Total liabilities	1,295,596	1,148,292
Stockholders’ deficit:
Common Stock:	1,304	1,304
$0.0001 par value, 2,000,000,000 shares authorized, 13,043,773 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively
Additional paid-in capital	233,496	233,496
Common Stock Subscribed, 650,000 shares	6,500	6,500
Accumulated deficit	(1,161,251)	(691,413)
Total stockholders’ deficit	(919,951)	(450,113)
Total liabilities and stockholders’ deficit	$375,645	$698,179

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net Revenues	$152,597	$331,925	$576,239	$839,790
Cost of net revenues	39,332	115,449	226,725	283,092
Depreciation	14,595	14,263	43,552	37,017
Gross profit	98,670	202,213	305,962	519,681
Operating expenses:
General and administrative	166,954	206,880	715,572	612,396
Loss from operations before
interest and provision for income taxes	(68,284)	(4,667)	(409,610)	(92,715)
Interest expense	19,631	7,610	58,628	23,489
Loss before provision for income taxes	(87,915)	(12,277)	(468,238)	(116,204)
Provision for taxes	-	-	1,600	800
Net loss	$(87,915)	$(12,277)	$(469,838)	$(117,004)
Loss per share - basic and diluted	$(.01)	$(.00)	$(.04)	$(.01)
Weighted average number of common shares outstanding - basic and diluted	13,043,773	11,807,447	13,043,773	11,565,457

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock			Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Subscribed (650,000 shares)	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2004	11,441,773	$1,144	$99,456	$6,500	$(429,139)	$(322,039)

Shares issued to extinguish accounts and loans
payable	1,077,000	108	107,592	-	-	107,700
Shares issued under warrant exercise	525,000	52	26,448	-	-	26,500
Net loss	-	-	-	-	(262,274)	(262,274)
Balance at December 31, 2005	13,043,773	1,304	233,496	6,500	(691,413)	(450,113)

Net loss	-	-	-	-	(469,838)	(469,838)
Balance at September 30, 2006	13,043,773	$1,304	$233,496	$6,500	$(1,161,251)	$(919,951)

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2006	2005
Cash flows from operating activities:
Net loss	$(469,838)	$(117,004)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	43,552	37,017
Changes in current assets and current liabilities:
(Increase) decrease accounts receivable, net	200,552	(187,846)
(Increase) decrease inventory	80,096	(48,447)
Increase (decrease) accounts payable	(57,789)	131,884
Increase (decrease) accrued expenses	2,054	8,169
Increase (decrease) taxes payable	1,600	800
Net cash provided (used) by operating activities	(199,773)	(175,427)

Cash flows from investing activities:
Purchases of new equipment	(16,991)	(10,274)
Disposal of equipment	10,344	-
Net cash provided (used) by investing activities	(6,647)	(10,274)

Cash flows from financing activities:
Proceeds of note payable - related party	121,150	134,552
Repayment of bank loan	(50,000)	-
Proceeds from bank loan	-	90,000
Proceeds from line of credit	122,367	-
Payments on capital lease obligations	(17,078)	-
Warrants exercised for cash	-	26,500
Retirement of debentures	(15,000)	(255,000)
Issuance of debentures	40,000	198,000
Net cash provided (used) by financing activities	201,439	194,052

Net increase (decrease) in cash	(4,981)	8,351
Cash, beginning of period	10,570	1,875
Cash, end of period	$5,589	$10,226

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine months ended September 30
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$42,246	$32,334
Supplemental disclosure of non-cash operating, investing and financing activities:
Issuance of common stock to extinguish accounts and loans payable	$-	$107,700
Equipment acquired under capital lease	$-	$57,713

The accompanying notes are an integral part of these financial statements

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

The financial statements of Trinity3 Corporation and Subsidiaries (the “Company”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from the Company’s Annual Report on form 10-KSB.

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

Property, Equipment and Depreciation

Property and equipment is valued at the fair market value on the date of the purchase. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using the straight-line method. Major improvements are capitalized, while repair and maintenance expenditures are expensed as incurred. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $43,552 and $37,017, respectively. The following table summarizes total Property and Equipment:

	September 30, 2006	December 31, 2005
Equipment	$199,480	192,833
Computers and Software	55,454	55,454
Less: Accumulated Depreciation	(133,265)	(89,713)
Net	$121,669	158,574

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, goodwill is not amortized but tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of its goodwill existed at September 30, 2006.

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company provided $1,600 and $800 for income taxes (the California minimum franchise tax) during the nine month periods ended September 30, 2006 and 2005, respectively.

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

4. RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties

Throughout 2006 and 2005, the Company’s officers and directors made various loans to the Company. These loans are non interest bearing and payable on demand. The total amount of these loans at September 30, 2006 and December 31, 2005 was $492,784 and $371,634, respectively.

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

Rent expense for the nine months ending September 30, 2006 and 2005 was $59,424 and $90,293, respectively.

Capitalized Leases -

The Company has leases for certain equipment which is required to be accounted for as capital leases under FASB 13. The following is a schedule of leased property under capital lease by major class:

	September 30, 2006	December 31, 2005
Equipment	$57,713	$57,713
Less: Accumulated Depreciation	(14,428)	(5,772)
Net	$43,285	$51,941

The following is a schedule of future minimum lease payments under capital leases with the present value of net minimum lease payments:

	September 30, 2006	December 31, 2005
Total minimum lease payments	$27,397	$46,364
Less: amount representing interest	(2,728)	(4,617)
Present value of minimum lease payments	24,669	41,747
Less: current maturities	(22,771)	(22,771)
Obligations under capital leases,
non-current maturities	$1,898	$18,976

Scheduled maturities of future minimum lease payments under capital leases are as follows:

	September 30, 2006	December 31, 2005
2006	$25,289	$25,289
2007	21,075	21,075
2008	-	-
2009	-	-
2010	-	-
Total	$46,364	$46,364

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. LINES OF CREDIT

The Company was issued a one year $200,000 line of credit from a commercial lending institution to fund working capital requirements on February 23, 2006. Advances on the line of credit provide for a 60% advance rate based upon eligible accounts receivable. The interest rate is 2.25% per month of outstanding balance on the credit line. The credit line is secured by all of the Company’s assets, in addition to personal guarantees by two of the Company’s officers. The outstanding balance on this line of credit was $122,367 at September 30, 2006.

The outstanding balance on the Company’s existing bank line of credit of $50,000 was paid in full on April 19, 2006 from the proceeds of a loan from an officer of the Company. As a result, Notes payable - related party, increased by this same amount.

7. STOCK, DEBENTURE AND WARRANT TRANSACTIONS

Sale of Convertible Debentures with Warrants

During the nine months ended September 30, 2006, the Company issued, in its ongoing private placement, $40,000, face value, of 10% convertible debentures, plus attached warrants to acquire 100,000 shares of Company stock at $.10 per share in exchange for $40,000. These convertible debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used for working capital and to retire $15,000 of maturing convertible debentures which were issued in 2005.

At September 30, 2006 and December 31, 2005, $283,000 and $258,000, of these convertible debentures were issued and outstanding, respectively. At September 30, 2006 and December 31, 2005, 645,000 and 545,000 warrants to purchase Company stock under these convertible debentures were outstanding, respectively, and none of these warrants have been exercised.

Trinity3 Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. SEGMENT INFORMATION

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and nine month periods ended September 30, 2006 and 2005, respectively:

Healthcare Segment Operations:	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Revenues	$152,597	331,925	$576,239	839,790
Cost of revenues	39,332	115,449	226,725	283,092
Gross profit	113,265	216,476	349,514	556,698
Operating expenses:
General and administrative	132,814	204,037	653,776	520,202
Segment operating earnings	$(19,549)	12,439	$(304,262)	36,496

Healthcare Segment Assets:
Total assets	$375,347	779,981	$375,347	779,981

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and nine month periods ended September 30, 2006 and 2005, respectively:

Reconciliation of Segment Operations to Consolidated Earnings (Loss):	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Segment operating earnings	$(19,549)	$12,439	$(304,262)	$36,496
Segment depreciation	(14,595)	(14,263)	(43,552)	(37,017)
Income taxes	-	-	(1,600)	(800)
Corporate general and administrative expenses	(34,140)	(2,843)	(61,796)	(92,194)
Corporate interest expense	(19,631)	(7,610)	(58,628)	(23,489)
Consolidated earnings (Loss)	$(87,915)	$(12,277)	$(469,838)	$(117,004)

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

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues, Expenses and Loss from Consolidated Operations

Our revenues, cost of revenues, general and administrative expenses, and loss from consolidated operations for the three months ended September 30, 2006 and 2005, respectively, are as follows:

	Three months ended September 30
	2006	% of Net Revenue	2005	% of Net Revenue	Percent Change
Revenues	$152,597	100%	$331,925	100%	(54)%
Cost of Revenues	39,332	26%	115,449	35%	(66)%
Gross Profit	113,265	74%	216,476	65%	(48)%
General & Administrative Expenses	166,954	109%	206,880	62%	(19)%
Interest, Depreciation and Taxes	34,226	22%	21,873	7%	56%
Net Loss	$(87,915)	(58)%	$(12,277)	(4)%	616%

Revenues

Revenues for the three months ended September 30, 2006 were $152,597 compared to $331,925 for the same period in 2005, a decrease of 54%. This decrease is due to the first quarter 2006 closure of an unprofitable field office.

Cost of Revenues

Cost of revenues was $39,332 for the three months ended September 30, 2006 compared to $115,449 for the same period in 2005, a decrease of 66%. This decrease is due to the first quarter 2006 closure of an unprofitable field office.

Operating, General and Administrative Expenses

General and administrative expenses were $166,954 for the three months ended September 30, 2006 as compared to $206,880 for the same period in 2005, a decrease of 19%. This decrease is due to cost savings achieved with the first quarter 2006 closure of an unprofitable field office.

Net Loss

The Company experienced a consolidated net loss of ($87,915) for the three months ended September 30, 2006 compared to a net loss of ($12,277) for the same period in 2005, an increase of 616%. This increase is due to the Company’s continued commitment to build infrastructure to support future growth as exhibited by continuing strong general and administrative expenses coupled with an increase in interest expense due to increased borrowings.

Results of Operations

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005 (unaudited)

Revenues, Expenses and Loss from Operations

Our revenues, cost of goods sold, general and administrative expenses, and loss from operations for the nine months ended September 30, 2006 and 2005, respectively, are as follows:

	Nine months ended September 30
	2006	% of Net Revenue	2005	% of Net Revenue	Percent Change
Revenues	$576,239	100%	$839,790	100%	(31)%
Cost of Revenues	226,725	39%	283,092	34%	(20)%
Gross Profit	349,514	61%	556,698	66%	(37)%
General & Administrative Expenses	715,572	124%	612,396	73%	17%
Interest, Depreciation and Taxes	103,780	18%	61,306	7%	69%
Net Loss	$(469,838)	(82)%	$(117,004)	(14)%	302%

Revenues

Revenues for the nine months ended September 30, 2006 were $576,239 compared to $839,790 for the same period in 2005, a decrease of 31%. This decrease is due to the first quarter 2006 closure of an unprofitable field office.

Cost of Revenues

Cost of revenues was $226,725 for the nine months ended September 30, 2006 compared to $283,092 for the same period in 2005, a decrease of 20%. This decrease is due to the first quarter 2006 closure of an unprofitable field office.

Operating, General and Administrative Expenses

General and administrative expenses were $715,572 for the nine months ended September 30, 2006 as compared to $612,396 for the same period in 2005, an increase of 17%. Although an increase over the nine month period ended September 30, 2006, compared to the similar period ended in 2005, these expenses decreased during the three month period ended September 30, 2006 due to cost savings achieved with the first quarter 2006 closure of an unprofitable field office.

Net Loss

The Company experienced a consolidated net loss of $(469,838) for the nine months ended September 30, 2006 compared to a net loss of ($117,004) for the same period in 2005, an increase of 302%. This increase is due to the Company’s continued commitment to build infrastructure to support future growth as exhibited by continuing strong general and administrative expenses coupled with an increase in interest expense due to increased borrowings.

Segment Reporting

Trinity3 currently operates in one business segment: Healthcare. The Company has two inactive subsidiaries which are currently not reportable segments, as neither their operations, nor assets, meet the 10% threshold requirements of SFAS 131. The Healthcare segment is anchored by Skyline Orthopedics, Inc. (“Skyline”). The Healthcare segment is engaged in the marketing and distribution of durable medical equipment and billing systems, to hospitals, physician groups, and healthcare insurance providers in California and Nevada. The segment’s products include Continuous Passive Motion (CPM) equipment, and a wide variety of orthopedic soft goods, including braces and supports for arms, elbows, knees and legs. The following table breaks out reportable information for the Healthcare segment, for the three and nine month periods ended September 30, 2006 and 2005, respectively:

	Three months ended September 30			Nine months ended September 30
Healthcare Segment Operations:	2006	% of Net Revenue	2005	2006	% of Net Revenue	2005
Revenues	$152,597	100%	$331,925	$576,239	100%	$839,790
Cost of revenues	39,332	26%	115,449	226,725	39%	283,092
Gross profit	113,265	74%	216,476	349,514	61%	556,698
Operating expenses:
General and administrative	132,814	87%	204,037	653,776	113%	520,202
Segment operating earnings	$(19,549)	(13)%	$12,439	$(304,262)	(53)%	$36,496

Healthcare Segment Assets:
Total assets	$375,347	-	$779,981	$375,347	-	$779,981

Segment Reporting does not include depreciation and income taxes attributable to the segment, nor does it include corporate general, administrative, and interest expense. The following table reconciles Segment Operating Earnings to Consolidated Earnings (Loss) for the three and nine month periods ended September 30, 2006 and 2005, respectively:

Reconciliation of Segment Operations to	Three months ended September 30		Nine months ended September 30
Consolidated Earnings (Loss):	2006	2005	2006	2005
Segment operating earnings	$(19,549)	12,439	(304,262)	36,496
Segment depreciation	(14,595)	(14,263)	(43,552)	(37,017)
Income taxes	-	-	(1,600)	(800)
Corporate general and administrative expenses	(34,140)	(2,843)	(61,796)	(92,194)
Corporate interest expense	(19,631)	(7,610)	(58,628)	(23,489)
Consolidated earnings (loss)	$(87,915)	$(12,277)	$(469,838)	$(117,004)

Liquidity and Capital Resources

Introduction

During the nine months ended September 30, 2006, the Company generated negative operating cash flow. Cash totaled $5,589 and $10,570 at September 30, 2006 and December 31, 2005, respectively.

Cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2006 and December 31, 2005, respectively, are as follows:

	September 30, 2006	December 31, 2005	Percentage Change
Cash	$5,589	$10,570	(47)%
Total Current Assets	$248,926	$534,555	(53)%
Total Assets	$375,645	$698,179	(46)%
Total Current Liabilities	$1,293,698	$871,316	48%
Total Liabilities	$1,295,596	$1,148,292	13%

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

Sources and Uses of Cash

Operations

Net cash provided (used) by operations was ($199,773) and $(175,427) for the nine months ended September 30, 2006 and 2005, respectively.

Negative operating cash flows for the nine months ended September 30, 2006 and 2005 were created primarily by corporate fixed and overhead expenses, and increases in SG&A expenses.

Investing

Net cash provided (used) by investing activities was ($6,647) and $(10,274) for the nine months ended September 30, 2006 and 2005, respectively.

Investing activities for the nine months ended September 30, 2006 consisted of $16,991 in new equipment purchases, and $10,344 of equipment sales.

Financing

Net cash provided by financing activities was $201,439 and $194,052, for the nine months ended September 30, 2006 and 2005, respectively.

Financing activities for the nine months ended September 30, 2006 included loans to the company from officers, netting $121,150; repayment of bank loan, using $50,000; proceeds from new line of credit, netting $122,367; payments on capital lease obligations, using $17,078; retirement of debentures, using $15,000; and issuance of new debentures, netting $40,000.

Financing activities for the nine months ended September 30, 2005 included loans to the company from officers, netting $134,552; bank loan proceeds, netting $90,000; warrants exercised, netting proceeds of $26,500; retirement of debentures, using net $255,000; and issuance of new debentures netting $198,000.

Debt Instruments, Guarantees, and Related Covenants

The Company had $283,000 and $258,000, of convertible debt instruments outstanding as of September 30, 2006 and December 31, 2005, respectively. Additionally, the Company had $122,367 and $50,000 outstanding under commercial lines of credit at September 30, 2006 and December 31, 2005, respectively.

During the nine months ended September 30, 2006, the Company issued, in a private placement, $40,000, face value, of 10% convertible debentures, plus attached warrants to acquire 100,000 shares of Company stock at $.10 per share in exchange for $40,000. These convertible debentures are convertible at the option of the holder into Company common stock at $.50 per share. The proceeds were used for working capital and to retire $15,000 of maturing convertible debentures which were issued in 2005.

The Company was issued a one year $200,000 line of credit from a commercial lending institution to fund working capital requirements on February 23, 2006. Advances on the line of credit provide for a 60% advance rate based upon eligible accounts receivable. The interest rate is 2.25% per month of outstanding balance on the credit line. The credit line is secured by all of the Company’s assets, in addition to personal guarantees by two of the Company’s officers. The outstanding balance on this line of credit was $122,367 at September 30, 2006.

The outstanding balance on the Company’s existing bank line of credit of $50,000 was paid in full on April 19, 2006 from the proceeds of a loan from an officer of the Company. As a result, Notes payable - related party, increased by this same amount.

Interest expense of $58,628 and $23,489 for the nine month periods ended September 30, 2006 and 2005, respectively, is entirely attributable to the Company’s capitalized leases, plus these debt instruments.

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

Off Balance Sheet Contracts

At September 30, 2006 and 2005, there were no off balance sheet arrangements, contracts or items to record.

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

Dated: November 20, 2006	/s/ SHANNON T. SQUYRES
By: Shannon T. Squyres
Its: Chief Executive Officer and Secretary (principal executive officer)

Dated: November 20, 2006	/s/ STEVEN D. HARGREAVES
By: Steven D. Hargreaves
Its: President and Chief Financial Officer (principal financial and accounting officer)